Form 10-Q
period 1996-10-31
TICKETMASTER GROUP INC
filed 1996-12-12
CIK 1021354

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                             COMMISSION FILE NUMBER
                                    0-21631

                            TICKETMASTER GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ILLINOIS                                  36-3597489
                   (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
                    INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)
     3701 WILSHIRE BOULEVARD, 7TH FLOOR, LOS ANGELES, CALIFORNIA           90010
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

                                 (213) 381-2000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                (NOT APPLICABLE)
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  _      No X

     The number of shares outstanding of the registrant's Common Stock as of October 31, 1996 was 15,310,405.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            TICKETMASTER GROUP, INC.

                                     INDEX

                                                                                        PAGE
                                                                                        NO.
                                                                                        ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
     Independent Auditors' Review Report..............................................     2
     Consolidated Balance Sheets -- January 31, 1996 and October 31, 1996.............     3
     Consolidated Statements of Operations -- Three and nine months ended
       October 31, 1995 and 1996 (including Pro Forma Financial Information for the
      three and nine months ended October 31, 1996)...................................     4
     Consolidated Statements of Cash Flows -- Nine months ended October 31, 1995 and
      1996............................................................................     5
     Condensed Notes to Consolidated Financial Statements.............................     6
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of
     Operations (including Pro Forma Financial Information for the three and nine
     months ended October 31, 1996)...................................................    10
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K............................................    22
Signatures............................................................................    23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      INDEPENDENT AUDITOR'S REVIEW REPORT

The Board of Directors
Ticketmaster Group, Inc.:

We have reviewed the consolidated balance sheet of Ticketmaster Group, Inc. and subsidiaries as of October 31, 1996, the consolidated statements of operations for the three and nine month periods ended October 31, 1995 and 1996, and the related statements of cash flows for the nine month periods ended October 31, 1995 and 1996. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Ticketmaster Group, Inc. and subsidiaries as of January 31, 1996, and the related consolidated statements of operations, shareholders' deficiency, and cash flows for the year then ended (not presented herein); and in our report dated March 8, 1996, except for the first paragraph of Note 9, which is as of June 12, 1996, and Notes 7 and 14, which are as of September 19, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                            KPMG PEAT MARWICK LLP

Los Angeles, California
December 9, 1996

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     ASSETS

                                                                                       OCTOBER 31,
                                                                                          1996
                                                                       JANUARY 31,     -----------
                                                                          1996
                                                                       -----------     (UNAUDITED)
Current assets:
  Cash and cash equivalents..........................................   $   34,004      $   61,293
  Accounts receivable, ticket sales..................................        8,644          11,066
  Accounts receivable, other.........................................        3,783           8,419
  Inventory..........................................................          623           4,795
  Prepaid expenses...................................................        5,491           6,750
                                                                       -----------     -----------
          Total current assets.......................................       52,545          93,323
Property, equipment and leasehold improvements, net..................       12,776          30,016
Investments in and advances to affiliates............................        9,784           8,636
Cost in excess of net assets acquired................................       13,645          38,640
Intangible and other assets, net.....................................       11,447          18,107
Deferred income taxes, net...........................................        5,200           5,670
                                                                       -----------     -----------
                                                                        $  105,397      $  193,392
                                                                         =========       =========
  LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
  Current portion of long-term bank debt.............................   $       45      $      206
  Accounts payable, trade............................................        5,352           9,449
  Accounts payable, clients..........................................       31,318          42,510
  Accrued expenses...................................................        6,691          20,338
  Deferred income....................................................        5,165          12,365
                                                                       -----------     -----------
          Total current liabilities..................................       48,571          84,868
Long-term bank debt, net of current portion..........................      159,864         203,958
Deferred rent and other..............................................        3,627           5,828
Minority interests...................................................        1,128           1,116
Exchangeable Promissory Note.........................................           --           5,000
Shareholders' deficiency:
  Preferred stock....................................................           --              --
  Common stock, no par value, authorized 80,000,000 shares, issued
     and outstanding 15,310,405 shares...............................           --              --
  Additional paid-in capital.........................................           --              --
  Accumulated deficit, net of foreign currency translation
     adjustment......................................................     (107,793)       (107,378)
                                                                       -----------     -----------
          Total shareholders' deficiency.............................     (107,793)       (107,378)
                                                                       -----------     -----------
                                                                        $  105,397      $  193,392
                                                                         =========       =========

           See condensed notes to consolidated financial statements.

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                   OCTOBER 31,                   OCTOBER 31,
                                            -------------------------     -------------------------
                                               1995           1996           1995           1996
                                            ----------     ----------     ----------     ----------
                                                                  (UNAUDITED)
Revenue:
  Ticket operations.......................  $   36,595     $   52,157     $  116,365     $  144,827
  Concession control systems..............          --          6,205             --          6,205
  Publications............................         837          2,967          2,602          7,479
  Merchandising...........................         374            463          1,629          1,858
  Sales of Ticketing Equipment............         390            786          1,330          2,168
                                            ----------     ----------     ----------     ----------
                                                38,196         62,578        121,926        162,537
                                            ----------     ----------     ----------     ----------
Operating costs, expenses and other items:
  Ticketing operations....................      22,691         30,455         74,074         89,110
  Ticketing selling, general and
     administrative.......................       8,579          9,272         22,310         25,550
  Concession control systems operations...          --          3,577             --          3,577
  Concession control systems selling,
     general and administrative...........          --          3,368             --          3,368
  Publications............................       1,595          4,596          4,962         13,711
  Merchandising...........................         285            447          1,350          1,673
  Corporate general and administrative....       3,362          3,707         10,234         12,103
  Depreciation and amortization...........       2,277          3,215          7,040          8,144
  Equity in net income of unconsolidated
     affiliates...........................        (845)          (804)        (2,189)        (2,940)
                                            ----------     ----------     ----------     ----------
          Operating income................         252          4,745          4,145          8,241
Other (income) expenses:
  Interest expense, net...................       3,169          3,177          9,696          9,094
  Minority interests......................         (97)           135            185            261
  Gain on sale of unconsolidated
     affiliate............................          --         (3,195)            --         (3,195)
                                            ----------     ----------     ----------     ----------
  Income (loss) before income taxes.......      (2,820)         4,628         (5,736)         2,081
Income tax provision (benefit)............        (160)         1,779           (750)         1,650
                                            ----------     ----------     ----------     ----------
  Net income (loss).......................  $   (2,660)    $    2,849     $   (4,986)    $      431
                                            ==========                    ==========     ==========
                                                           ----------
Net income (loss) per share...............  $    (0.17)    $     0.19     $    (0.33)    $     0.03
                                            ==========     ==========     ==========     ==========
Proforma net income (loss) per............  $    (0.11)    $     0.11     $    (0.20)    $     0.02
                                            ==========     ==========     ==========     ==========
Weighted average number of common shares
  outstanding.............................  15,310,405     15,350,041     15,310,405     15,350,041
                                            ==========     ==========     ==========     ==========
Proforma weighted average number of common
  shares outstanding......................  24,739,715     24,779,351     24,739,715     24,779,351
                                            ==========     ==========     ==========     ==========

           See condensed notes to consolidated financial statements.

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                            NINE MONTHS ENDED
                                                                                               OCTOBER 31,
                                                                                           --------------------
                                                                                            1995         1996
                                                                                           -------      -------
                                                                                               (UNAUDITED)
Cash flows from operating activities:
  Net income (loss).....................................................................   $(4,986)     $   431
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization.......................................................     7,040        8,144
    Income attributable to minority interests...........................................       185          261
    Equity in income of unconsolidated affiliates.......................................    (2,189)      (2,940)
    Gain on sale of unconsolidated affiliate............................................        --       (3,195)
    Deferred income taxes...............................................................      (350)        (470)
    Changes in operating assets and liabilities net of effects from purchase of venturers' interests:
       Accounts receivable, ticket sales................................................      (445)        (251)
       Accounts receivable, other.......................................................      (889)         197
       Inventory........................................................................       (40)        (278)
       Prepaid expenses.................................................................     1,139         (174)
       Accounts payable, trade..........................................................    (1,039)        (754)
       Accounts payable, clients........................................................    (1,033)       7,451
       Accrued expenses.................................................................      (901)       7,958
       Deferred income..................................................................     4,092        5,471
       Deferred rent and other..........................................................       771        2,934
                                                                                           -------      -------
         Net cash provided by operating activities......................................     1,355       24,785
                                                                                           -------      -------
Cash flows provided by (used in) investing activities:
  Proceeds from sale of unconsolidated affiliate........................................        --        6,600
  Purchase of property, equipment and leasehold improvements............................    (2,625)     (18,364)
  Investments in affiliates.............................................................    (3,437)      (3,768)
  Return on investments in affiliates...................................................     4,635        3,190
  Cost in excess of net assets acquired.................................................    (2,225)      (1,650)
  Intangible and other assets...........................................................    (1,692)        (294)
  Payment for acquisitions of venturers' and licensees' interests, net of cash
    acquired............................................................................        --      (18,979)
                                                                                           -------      -------
         Net cash used in investing activities..........................................    (5,344)     (33,265)
                                                                                           -------      -------
Cash flows provided by (used in) financing activities:
  Proceeds from long-term debt..........................................................     2,520       42,404
  Reduction of long-term debt...........................................................        --       (6,346)
  Distributions to minority shareholders................................................      (523)        (273)
                                                                                           -------      -------
         Net cash provided by financing activities......................................     1,997       35,785
                                                                                           -------      -------
  Effect of exchange rate changes on cash and cash equivalents..........................        --          (16)
                                                                                           -------      -------
         Net increase (decrease) in cash and cash equivalents...........................    (1,992)      27,289
Cash and cash equivalents, beginning of period..........................................    38,752       34,004
                                                                                           -------      -------
Cash and cash equivalents, end of period................................................   $36,760      $61,293
                                                                                           =======      =======
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest............................................................................   $10,384      $10,050
    Income taxes........................................................................       904        1,042
                                                                                           =======      =======

Supplemental schedule of noncash investing and financing activities:

     During the nine months ended October 31, 1996, the Company acquired the 50% interest of its partners in the European Joint Venture and Pacer/CATS/CCS -- a Wembley/Ticketmaster Joint Venture (the Pacer Joint Venture) and the license rights and related assets of its Philadelphia, Pennsylvania licensee. In conjunction with the acquisitions, liabilities were assumed as follows:

         Fair value of assets acquired..................................................   $48,300
         Cash paid for venturers' interest..............................................    25,000
         Exchangeable promissory note issued for venturer's interest....................     5,000
                                                                                           -------
           Liabilities assumed..........................................................   $18,300
                                                                                           =======

           See condensed notes to consolidated financial statements.

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of Ticketmaster Group, Inc. and subsidiaries (the "Company") for the three and nine months ended October 31, 1995 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet presented herein for January 31, 1996 was derived from the Company's audited consolidated financial statements for the fiscal year then ended. The financial statements presented herein for the three and nine months ended October 31, 1995 and 1996 include all material adjustments (consisting of normal and recurring matters) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the results that may be expected for the full year.

     Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but that they should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-1, (Registration No. 333-12413) which was declared effective by the Securities and Exchange Commission on November 18, 1996.

(2) PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

     Property, equipment and leasehold improvements consisted of the following (in thousands):

                                                                JANUARY 31,     OCTOBER 31,
                                                                   1996            1996
                                                                -----------     -----------
        Computer equipment....................................   $  17,203       $  23,780
        Telephone equipment and furnishings...................       7,688          11,324
        Building..............................................          --          11,237
        Transportation equipment..............................         642             935
        Leasehold improvements................................       3,516           3,731
                                                                  --------        --------
                                                                    29,049          51,007
        Less accumulated depreciation and amortization........     (16,273)        (20,991)
                                                                  --------        --------
                                                                 $  12,776       $  30,016
                                                                  ========        ========

(3) INVESTMENTS IN AND ADVANCES TO AFFILIATES

     Investments in Joint Ventures, which the Company refers to also as "affiliates" or "affiliated companies", consisted of the following (in thousands):

                                                                JANUARY 31,     OCTOBER 31,
                                                                   1996            1996
                                                                -----------     -----------
        Investments in Ticketing Joint Ventures...............    $ 7,458         $ 8,050
        Investment in Pacer/CATS/CCS..........................     (2,430)             --
        Advances to Pacer/CATS/CCS............................      2,000              --
        Investment in and advances to VJNIL (defined below)...      2,270              --
        Other investments.....................................        486             586
                                                                  -------          ------
                                                                  $ 9,784         $ 8,636
                                                                  =======          ======

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

  CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(3) INVESTMENTS IN AND ADVANCES TO AFFILIATES (CONTINUED)

     All of the above investments are accounted for under the equity method. The Company is managing general partner of each of the Joint Ventures.

     Summarized financial information of the unconsolidated ticketing joint ventures is presented below (in thousands):

                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                  OCTOBER 31,             OCTOBER 31,
                                              -------------------     -------------------
                                               1995        1996        1995        1996
                                              -------     -------     -------     -------
        COMBINED RESULTS OF OPERATIONS
        Revenues............................  $13,520     $13,553     $42,574     $46,824
        Operating income....................    2,973       1,773       9,420       8,431
        Net Income..........................    2,998       1,865       9,467       8,402

     Summarized financial information of the Pacer Joint Venture is presented below (in thousands):

                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                  OCTOBER 31,             OCTOBER 31,
                                               ------------------     -------------------
                                                1995       1996        1995        1996
                                               ------     -------     -------     -------
        COMBINED RESULTS OF OPERATIONS
        Revenues.............................  $5,175     $    --     $15,930     $12,964
        Loss from Operations.................    (680)         --      (2,428)       (689)
        Net Loss.............................    (917)         --      (3,189)     (1,173)

     The Pacer Joint Venture partner's interest was acquired on July 29, 1996, and accordingly the results of operations are included in the consolidated results of operations for the period from July 29, 1996 through October 31, 1996.

  Video Jukebox Network International Limited (VJNIL)

     On June 30, 1995, the Company acquired 50% of the common stock in VJNIL for $2.2 million in cash and commitments for future management services equivalent to $1 million. Also, on June 30, 1995, the Company loaned VJNIL $1.5 million. On October 29, 1996, the Company received $5.0 million for its interest in VJNIL and $1.6 million as repayment of the note plus interest.

(4) STOCK SPLIT

     On August 21, 1996, the Board of Directors authorized a one-for-three reverse stock split of the Company's common stock which subsequently was approved by the shareholders. All references in the consolidated financial statements to the number of common shares and per share amounts have been retroactively restated to reflect the decreased number of common shares outstanding.

(5) ACQUISITIONS AND SUBSEQUENT EVENTS

     On February 12, 1996 the Company completed the acquisition of certain assets of Tennessee Performing Arts Center Management Corporation, which manages a ticket selling business within the state of Tennessee, for a purchase price of $1.6 million.

     On June 7, 1996, the Company acquired the minority interests held by its joint venture partner in Ticketmaster UK Limited and Ticketmaster Europe Group (collectively referred to as the European Joint Venture). The purchase consideration was $6 million in cash and an Exchangeable Promissory Note (the

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

  CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(5) ACQUISITIONS AND SUBSEQUENT EVENTS (CONTINUED)

Note) in the principal amount of $5 million, bearing interest at the prime rate (8.25% at October 31, 1996). The Note plus interest was paid in full in November 1996.

     On July 29, 1996, the Company acquired the remaining 50% equity interest of its partner in the Pacer Joint Venture. Consideration paid by the Company in connection with its initial 50% interest in the Pacer Joint Venture and the subsequent purchase of the remaining 50% interest aggregated approximately $16 million in cash and the Joint Venture's assumption of $7.5 million of debt.

     On August 31, 1996, the Company purchased certain assets of its Albuquerque, New Mexico licensee for $150,000.

     On October 3, 1996, the Company acquired the license rights and related assets of its Philadelphia, Pennsylvania licensee (Delaware Valley) for $19 million in cash. This acquisition has been recorded as a purchase transaction; accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. Five million dollars was allocated to purchased user agreements; the excess of the estimated fair value of net assets acquired amounted to approximately $13.8 million, which has been accounted for as goodwill and is being amortized over 30 years using the straight line method. The accompanying consolidated statements of operations include the results of operations since the effective date of the acquisition.

     On October 10, 1996, the Company acquired a 27% equity interest in the Company's Mexican licensee from a third party for $1.8 million in cash and 5% of net distributions (as defined) received from the Mexican operation through December 31, 1998.

     On November 15, 1996, the Company acquired the 50% equity interest of its partner in Ticketmaster-Indiana. In connection with this transaction, Ticketmaster-Indiana purchased newly issued convertible preferred stock of the Company (the Preferred Stock) in exchange for Ticketmaster-Indiana's promissory note in the principal amount of $27 million. The conversion features of this Preferred Stock provided that in the event of an initial offering of the Company's Common Stock to the general public (the "Offering"), the Partner would receive shares of Common Stock having an aggregate value of $27 million based on the price per share used in the Offering. On November 22, 1996, the Preferred Stock was exchanged for 1,862,069 shares of Common Stock.

     On November 25, 1996, the Company acquired the 20% equity interest of its minority shareholder in Southwest Ticketing, Inc., the Company's operating subsidiary in Texas, for $6 million in cash.

     Also, on November 25, 1996, the Company acquired the 20% equity interest of its minority shareholder in Ticketmaster-Florida, Inc., the Company's operating subsidiary in Florida, for $4.6 million in Common Stock (317,241 shares) based on the price per share used in the Offering.

     The following pro forma information presents a summary of consolidated results of the Company, the European Joint Venture, the Pacer Joint Venture, and the Delaware Valley and Mexico licensees for the three and nine months ended October 31, 1996, assuming the acquisitions had been made as of February 1, 1996, with pro forma adjustments to give effect to amortization of goodwill and purchased user agreements, and interest expense on the note payable and bank debt issued in connection with the European Joint Venture and

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

  CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(5) ACQUISITIONS AND SUBSEQUENT EVENTS (CONTINUED)

Delaware Valley acquisitions. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effective on February 1, 1996.

                                                              THREE MONTHS   NINE MONTHS
                                                                 ENDED          ENDED
                                                              OCTOBER 31,    OCTOBER 31,
                                                                  1996          1996
                                                              ------------   -----------
                                                                (IN THOUSANDS, EXCEPT
                                                             SHARE AND PER SHARE AMOUNTS)
        Total Revenue.......................................  $     64,627   $   187,206
        Net income (loss)...................................         3,014          (290)
        Income (loss) per share.............................          0.20         (0.02)
        Weighted average shares of Common Shares
          Outstanding.......................................    15,350,041    15,350,041

     Pro forma results of operations have not been presented for the New Mexico acquisition because the pro forma effect of this acquisition is not significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     The following contains forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from those anticipated by these forward-looking statements as a result of various factors. In light of these risks and uncertainties, there can be no assurance that events anticipated by the forward-looking statements contained below will in fact transpire.

GENERAL

     The Company's Managed Businesses are comprised of the Consolidated Businesses (i.e., its wholly and majority owned subsidiaries) together with the Unconsolidated Joint Ventures (i.e., those Unconsolidated Joint Ventures in which it acts as managing partner). The Company seeks to optimize the performance of each of the Managed Businesses regardless of its percentage ownership. The Company provides the same scope of ticket inventory control and management, distribution and dedicated marketing and support services to it ticketing joint ventures as it does to its wholly owned ticketing operating subsidiaries. Consequently, certain aspects of the performance of the Managed Businesses are better understood by measuring their performance as a whole without regard to the Company's ownership interest. Where relevant, certain aspects of the performance of the Managed Businesses are also discussed with regard to the Consolidated Businesses and Unconsolidated Joint Ventures separately.

PRO FORMA FINANCIAL INFORMATION

     As described in Note 5 of the Consolidated Financial Statements, the Company acquired (by purchase, redemption or otherwise) various Joint Venture partners' and licensees' interests both during and subsequent to the nine months ended October 31, 1996. Accordingly, the following pro forma financial information (the "Pro Forma Financial Information") has been prepared to illustrate the effects of these acquisitions and the application of the proceeds of an Initial Public Offering completed on November 22, 1996. The Pro Forma Financial Information does not purport to represent what the Company's results of operations actually would have been if such transactions had in fact occurred on such dates. The pro forma adjustments are based on currently available information and upon certain assumptions that management believes are reasonable under current circumstances. The Pro Forma Financial Information and accompanying notes should be read in conjunction with the Consolidated Financial Statements and related Notes thereto.

                            TICKETMASTER GROUP, INC.

                   PRO FORMA COMBINED STATEMENT OF OPERATIONS

                      THREE MONTHS ENDED OCTOBER 31, 1996
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                          TICKETMASTER      ACQUIRED
                                          CONSOLIDATED     TICKETING       PRO FORMA         COMBINED
                                            BUSINESS       BUSINESSES     ADJUSTMENTS        PRO FORMA
                                          ------------     ----------     -----------       -----------
                                                                  (UNAUDITED)
Revenues:
  Ticketing operations..................   $    52,157       $5,982         $   (32)(1)     $    58,107
  Concession Control Systems............         6,205                                            6,205
  Publications..........................         2,967                                            2,967
  Merchandising.........................           463                                              463
  Sales of Ticketing Equipment..........           786                                              786
                                           -----------       ------                         -----------
                                                62,578        5,982                              68,528
Operating costs, expenses and other
  items:
  Ticketing operations..................        30,455        3,442             (32)(1)          33,865
  Ticketing selling, general and
     administrative.....................         9,272        1,125                              10,397
  Concession Control Systems
     operations.........................         3,577                                            3,577
  Concession Control Systems selling,
     general and administrative.........         3,368                                            3,368
  Publications..........................         4,596                                            4,596
  Merchandising.........................           447                                              447
  Corporate general and
     administrative.....................         3,707                                            3,707
  Depreciation and amortization.........         3,215          241           1,040 (2)           4,566
                                                                                 70 (3)
  Equity in net loss (income) of
     unconsolidated affiliates..........          (804)        (308)            303 (4)            (809)
                                           -----------       ------                         -----------
          Operating income..............         4,745        1,482                               4,814
Other (income) expenses:
  Interest expense, net.................         3,177          (94)         (1,039)(5)           2,044
  Minority interests....................           135                          (93)(6)              42
  Gain on sale of unconsolidated
     affiliate..........................        (3,195)                                          (3,195)
                                           -----------       ------                         -----------
          Income before income taxes....         4,628        1,576                               5,923
  Income tax provision..................         1,779                          590 (7)           2,369
                                           -----------       ------                         -----------
          Net income....................   $     2,849       $1,576                         $     3,554
                                           ===========       ======                         ===========
  Net income per share..................   $      0.19                                      $      0.14
                                           ===========                                      ===========
  Weighted average number of common
     shares outstanding(10).............    15,350,041                                       24,779,351
                                           ===========                                      ===========
  Supplemental Financial Information:
       EBITDA(8).....................................................................       $     8,571
       Attributable EBITDA(9)........................................................             9,830
       Net cash provided by operating activities.....................................            22,194
       Net cash used in investing activities.........................................           (28,828)
       Net cash provided by financing activities.....................................            25,528

Notes following

                            TICKETMASTER GROUP, INC.

                   PRO FORMA COMBINED STATEMENT OF OPERATIONS

                       NINE MONTHS ENDED OCTOBER 31, 1996
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                              TICKETMASTER   ACQUIRED   OTHER ACQUIRED
                                              CONSOLIDATED   TICKETING    BUSINESS-       PRO FORMA       COMBINED
                                                BUSINESS     BUSINESSES PACER/CATS/CCS   ADJUSTMENTS     PRO FORMA
                                              ------------   --------   --------------   -----------     ----------
                                                                         (UNAUDITED)
Revenues:
  Ticketing operations......................   $   144,827   $ 26,335      $               $  (128)(1)   $  171,034
  Concession Control Systems................         6,205                   12,964                          19,169
  Publications..............................         7,479        176                                         7,655
  Merchandising.............................         1,858                                                    1,858
  Sales of Ticketing Equipment..............         2,168                                                    2,168
                                               -----------   --------      --------                      -----------
                                                   162,537     26,511        12,964                         201,884
Operating costs, expenses and other items:
  Ticketing operations......................        89,110     15,140                         (128)(1)      104,122
  Ticketing selling, general and
    administrative..........................        25,550      4,455                                        30,005
  Concession Control Systems operations.....         3,577                    8,462                          12,039
  Concession Control Systems selling,
    general and administrative..............         3,368                    4,687                           8,055
  Publications..............................        13,711        100                                        13,811
  Merchandising.............................         1,673                                                    1,673
  Corporate general and administrative......        12,103                                                   12,103
  Depreciation and amortization.............         8,144      1,116           504          3,219 (2)       13,194
                                                                                               211 (3)
  Equity in net loss (income) of
    unconsolidated affiliates...............        (2,940)      (365)                         864 (4)       (2,441)
                                               -----------   --------      --------                      -----------
         Operating income (loss)............         8,241      6,065          (689)                          9,323
Other (income) expenses:
  Interest expense, net.....................         9,094        (69)          484         (2,767)(5)        6,742
  Minority interests........................           261                                    (191)(6)           70
  Gain on sale of unconsolidated
    affiliate...............................        (3,195)                                                  (3,195)
                                               -----------   --------      --------                      -----------
         Income (loss) before income
           taxes............................         2,081      6,134        (1,173)                          5,706
  Income tax provision......................         1,650                                     632 (7)        2,282
                                               -----------   --------      --------                      -----------
         Net (loss) income..................   $       431   $  6,134      $ (1,173)                     $    3,424
                                               ===========   ========      ========                      ===========
  Net income per share......................   $      0.03                                               $     0.14
                                               ===========                                               ===========
  Weighted average number of common shares
    outstanding(10).........................    15,350,041                                               24,779,351
                                               ===========                                               ===========
  Supplemental Financial Information:
    EBITDA(8).......................................................................................     $   20,076
    Attributable EBITDA(9)..........................................................................         23,875
    Net cash provided by operating activities.......................................................         38,786
    Net cash used in investing activities...........................................................        (34,618)
    Net cash provided by financing activities.......................................................         35,870

Notes following

                            TICKETMASTER GROUP, INC.

                    NOTES TO PRO FORMA FINANCIAL INFORMATION

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

 (1) Represents the elimination of license fees paid by Delaware Valley (Philadelphia) to the Company during the respective period.

 (2) Represents amortization arising from the purchased user agreements and excess purchase price paid for the net assets of a joint venture partner's 50% equity interest in the European Joint Venture, a joint venture partner's 50% equity interest in Ticketmaster-Indiana, a licensee's 100% equity interest in Delaware Valley (Philadelphia), a minority shareholder's 20% equity interest in the Company's Florida operating subsidiary, a minority shareholder's 20% equity interest in the Company's Texas operating subsidiary and a licensee's 50% equity interest in its Mexico licensee. The purchased user agreements are being amortized using a discounted cash flow method through the expiration date of the underlying contracts (amortization totals $674 and $2,023 for the three and nine months ended October 31, 1996, respectively). The cost in excess of net assets acquired is being amortized over a 30 year period (amortization totals $366 and $1,196 for the three and nine months ended October 31, 1996, respectively).

 (3) Represents depreciation arising from the purchase of the building which will serve as corporate headquarters.

 (4) Represents the consolidation of income earned by Ticketmaster-Indiana and the European Joint Venture, aggregating $303 and $2,037 for the three and nine months ended October 31, 1996, respectively, and losses incurred by the Pacer Joint Venture, totaling $0 and $1,173 for the three and nine months ended October 31, 1996, respectively.

 (5) Represents the reduction in interest expense resulting from the repayment of indebtedness under the Company's Credit Agreement ($1,039 and $2,767 for the three and nine months ended October 31, 1996, respectively) at approximate rates of interest incurred by the Company during the respective periods, approximately 7.0%.

 (6) Represents a decrease in the minority interests held by the Company's minority shareholders in its Florida and Texas operating subsidiaries.

 (7) Represents the related income tax effect of the pro forma adjustments utilizing a statutory rate of 40%.

 (8) Defined as revenue less operating costs before interest, depreciation and amortization, and taxes. EBITDA does not represent cash flows from operations, as defined by generally accepted accounting principles, and should not be considered to be an alternative to net income as an indicator of operating performance or to cash flows from operations as a measure of liquidity. Management believes that an EBITDA presentation is an important factor in evaluating the amount of cash available for repayment of debt, future investments, dividends and in determining cash available for future distributions.

 (9) Defined as the Company's pro rata share of its Consolidated Businesses and Unconsolidated Joint Ventures' revenue less operating costs before interest, depreciation, amortization and taxes. EBITDA does not represent cash flows from operations, as defined by generally accepted accounting principles, and should not be considered to be an alternative to net income as an indicator of operating performance or to cash flows from operations as a measure of liquidity. Management believes that an EBITDA presentation is an important factor in evaluating the amount of cash available for repayment of debt, future investments, dividends and in determining cash available for future distributions.

(10) Includes 15,350,041 pro forma weighted average common and common equivalent shares outstanding at January 31, 1996 and October 31, 1996, 7,250,000 shares of Common Stock issued by the Company in connection with the Offering, and 1,862,069 and 317,241 shares of Common Stock issued in connection with the acquisition, by purchase, redemption or otherwise, of it joint venture partner's 50% equity interest in Ticketmaser-Indiana and its minority shareholder's 20% equity interest in the Company's Florida operating subsidiary, respectively.

RESULTS OF OPERATIONS
FOR THE QUARTER ENDED OCTOBER 31, 1996 COMPARED WITH THE QUARTER ENDED OCTOBER 31, 1995

     The following tables set forth unaudited operating results for the Consolidated Businesses and the Unconsolidated Joint Ventures, collectively, the Managed Businesses. The amounts shown for the Unconsolidated Joint Ventures represent the full balance for each line item and do not give effect to the Joint Venture ownership interests held by entities other than the Company.

                                   THREE MONTHS ENDED OCTOBER 31, 1995          THREE MONTHS ENDED OCTOBER 31, 1996
                                ------------------------------------------   ------------------------------------------
                                TICKETMASTER   UNCONSOLIDATED     TOTAL      TICKETMASTER   UNCONSOLIDATED     TOTAL
                                CONSOLIDATED       JOINT         MANAGED     CONSOLIDATED       JOINT         MANAGED
                                BUSINESS(1)     VENTURES(2)     BUSINESSES   BUSINESS(1)     VENTURES(2)     BUSINESSES
                                ------------   --------------   ----------   ------------   --------------   ----------
                                                                    (IN THOUSANDS)
Revenues:
  Ticketing operations........    $ 36,595        $ 13,068       $ 49,663      $ 52,157        $ 13,553       $ 65,710
  Concession Control
    Systems...................          --           5,175          5,175         6,205              --          6,205
  Publications................         837             452          1,289         2,967              --          2,967
  Merchandising...............         374              --            374           463              --            463
  Sales of Ticketing
    Equipment.................         390              --            390           786              --            786
                                  --------        --------       --------      --------         -------       --------
         Total Revenues.......      38,196          18,695         56,891        62,578          13,553         76,131
                                  --------        --------       --------      --------         -------       --------
Operating costs:
  Ticketing operations........      22,691           7,230         29,921        30,455           7,590         38,045
  Ticketing selling, general
    and administrative........       8,579           2,199         10,778         9,272           3,301         12,573
  Concession Control Systems
    operations................          --           3,157          3,157         3,577              --          3,577
  Concession Control Systems
    selling, general and
    administrative............          --           2,476          2,476         3,368              --          3,368
  Publications................       1,595             283          1,878         4,596              --          4,596
  Merchandising...............         285              --            285           447              --            447
  Corporate general and
    administrative............       3,362              --          3,362         3,707              --          3,707
  Depreciation and
    amortization..............       2,277           1,057          3,334         3,215             889          4,104
                                  --------        --------       --------      --------         -------       --------
         Total operating
           costs..............      38,789          16,402         55,191        58,637          11,780         70,417
                                  --------        --------       --------      --------         -------       --------
                                      (593)       $  2,293       $  1,700         3,941        $  1,773       $  5,714
                                                  ========       ========                       =======       ========
  Equity in net income of
    unconsolidated
    affiliates................        (845)                                        (804)
                                  --------                                     --------
Operating income..............         252                                        4,745
Interest expense and other....       3,072                                        3,312
Gain on sale of unconsolidated
  affiliate...................          --                                       (3,195)
Income tax provision
  (benefit)...................        (160)                                       1,779
                                  --------                                     --------
Net (loss) income.............    $ (2,660)                                    $  2,849
                                  ========                                     ========
  Supplemental information:
    EBITDA(3).................    $  1,684        $  3,350       $  5,034      $  7,156        $  2,662       $  9,818
                                  ========        ========       ========      ========         =======       ========
    Attributable EBITDA(4)....                                   $  2,823                                     $  8,052
                                                                 ========                                     ========
    Net cash provided by
      operating activities....    $  4,133        $  7,913       $ 12,046      $ 17,328        $  7,507       $ 24,835
    Net cash provided by (used
      in) investing
      activities..............        (904)           (529)        (1,433)      (28,607)          3,595        (25,012)
    Net cash provided by (used
      in) financing
      activities..............      (1,850)         (2,469)        (4,319)       25,438            (753)        24,685
    Number of tickets sold....       8,913           3,846         12,759        11,454           3,482         14,936
    Gross dollar value of
      tickets sold............    $270,198        $109,543       $379,741      $358,432        $ 94,800       $453,232

Notes following

Notes:

(1) Defined as results of operations from businesses included in the Company's Consolidated Financial Statements included elsewhere in this Form 10-Q, which include the accounts of the Company, its wholly owned subsidiaries and majority (80% or greater) owned companies and joint ventures. Investments in companies and joint ventures, in which ownership ranges from 33 1/3%-50% and in which the Company exercises significant influence over operating and financial policies, are accounted for using the equity method.

(2) Defined as the combined results of operations from unconsolidated ticketing joint ventures. Ticketmaster's ownership interest in these businesses range from 33 1/3%-50% and are in companies and joint ventures in which Ticketmaster exercises significant influence over operating and financial policies, and are accounted for under the equity method included in the Consolidated Businesses.

(3) Defined as revenue less operating costs before interest, depreciation and amortization, and taxes. Managed Business EBITDA does not represent cash flows from operations, as defined by generally accepted accounting principles, and should not be considered to be an alternative to net income as an indicator of operations performance or to cash flows from operations as a measure of liquidity. Management believes that an EBITDA presentation is an important factor in evaluating the amount of cash available for repayment of debt, future investment, dividends and in determining cash available for future distributions.

(4) Defined as Ticketmaster's pro rata share in the results of its Consolidated Businesses and Unconsolidated Joint Ventures' revenue less operating costs before interest, depreciation and amortization, and taxes. EBITDA does not represent cash flows from operations, as defined by generally accepted accounting principles, and should not be considered to be an alternative to net income as an indicator of operating performance or to cash flows from operations as a measure of liquidity. Management believes that an EBITDA presentation is an important factor in evaluating the amount of cash available for repayment of debt, future investments, dividends and in determining cash available for future distributions.

CONSOLIDATED BUSINESSES

     Ticket operations revenues increased by $15.6 million, or 43%, to $52.2 million versus $36.6 million for the same quarter of the prior year. The increase is attributed to an increase of 29% in ticket sales (from 8.9 million to 11.5 million tickets) and a $3.1 million, or 338%, increase in sponsorship and promotions revenue. Increased ticket sales were largely attributed to, acquisition of a Joint Venture partner's interest in (and subsequent consolidation of) the Ticketmaster Europe operations in June 1996, the acquisition of the Company's Nashville and Delaware Valley (Philadelphia) licensees in February 1996 and October 1996, respectively, and an overall increase in the number of events made available for sale to the consumer and subsequent demand for live entertainment events. Increased sponsorship and promotions revenue is primarily attributed to an increase in activity with strategic marketing partners resulting from the Company's efforts to create integrated marketing opportunities around live events, its call centers, ticket stock and envelopes and event promotional material and in additional media outlets such as Ticketmaster Online and Ticketmaster Travel.

     Publications revenues increased by $2.1 million, or 254%, to $3.0 million versus $0.8 million for the same quarter of the prior year. The increase is attributed to Ticketmaster Publications launch of Live! magazine, a monthly consumer oriented entertainment magazine, which distributed its first issue in February of 1996. Live! was created as an extension of the Entertainment Guide which was published and distributed without significant advertising revenue as a stand alone publication by the Company through fiscal 1996. With the February 1996 launch of Live! magazine, the subscription base has remained relatively constant with the increase in revenues resulting from increases in annual subscription rates and advertising revenues.

     Revenues generated by Concession and Control Systems (included in the results of Consolidated Businesses for the three months ended October 31, 1996, resulting from the acquisition of the remaining joint venture partner's interest on July 29, 1996) increased by $1 million, or 20%, to $6.2 million from $5.2 million for the same quarter in the prior year (of which the results of operations were included in Unconsolidated Joint Ventures). The increase is primarily attributed to increased sales related to the release of new products.

     Ticketing operations costs increased by $7.8 million, or 34%, to $30.5 million versus $22.7 million for the same quarter of the prior year, which is consistent with an increase in ticket operations revenue of 43%. As a percentage of ticket operations revenues, these expenses decreased from 62% to 58% which is primarily attributed to cost savings related to volume discounts resulting from increased activity in call centers. The percentage relationship of costs to revenue is also favorably affected by increased revenue generated from increased sponsorship and promotion activity which yields higher margins.

     Ticketing selling, general & administrative costs increased by $0.7 million, or 8%, to $9.3 million versus $8.6 million for the same quarter of the prior year. The increase was largely attributed to the increase in markets serviced by Consolidated Businesses resulting from the acquisitions of Ticketmaster-Nashville, the European Joint Venture, Ticketmaster-New Mexico and Ticketmaster-Delaware Valley (Philadelphia).

     Publications costs increased by $3.0 million, or 188%, to $4.6 million versus $1.6 million for the same quarter of the prior year. The increase is attributed to the increased production costs resulting from the launch of Live!magazine.

     Concession and Control Systems operating costs increased by $0.4 million, or 13%, to $3.6 million versus $3.2 million for the same quarter of the prior year (the results of which are included in Unconsolidated Joint Ventures). As a percentage of Concession Control Systems revenues, these costs decreased from 61% to 58% which is attributed to the mix of products.

     Corporate general & administrative costs increased by $0.3 million, or 10%, to $3.7 million versus $3.4 million for the same quarter of the prior year. The increase resulted from increased compensation expense associated with growth in administrative functions necessary to support the development of the Company's principal business, and more recent development efforts in Ticketmaster Publications, Ticketmaster Online and Ticketmaster Travel; the increase in compensation expense was partially offset by decreases in legal fees.

     Depreciation and amortization increased by $0.9 million, or 41%, to $3.2 million versus $2.3 million for the same quarter of the prior year. The increase is attributed to additional amortization of cost in excess of net assets acquired.

     The Company recognized a gain from the sale of its interest in an unconsolidated affiliate of $3.2 million.

     The income tax provision of $1.8 million in the current quarter compared to an income tax benefit of $0.2 million for the same quarter of the prior year, is primarily attributed to taxes on the gain of the sale of an unconsolidated affiliate.

     As a result of the foregoing, the Company had net income of $2.8 million in the current quarter compared to net losses of $2.7 million for the same quarter of the prior year.

UNCONSOLIDATED JOINT VENTURES

     Ticket operations revenues increased by $0.5 million, or 4%, to $13.6 million versus $13.1 million for the same quarter of the prior year. The increase is largely attributed to the acquisition of an interest in the Company's Australian licensee in December 1995 where convenience charges per ticket are generally higher than in the domestic markets serviced by the Unconsolidated Joint Ventures.

     Publications revenues decreased by $0.5 million, or 100%, to $0 due to the discontinued distribution of the monthly Entertainment Guide, which has been replaced with Live! magazine, a publication of Ticket-master Publications, all costs and revenues of which are included in the Consolidated Businesses.

     The discussion and analysis with respect to results of operations from Concession and Control Systems is included in Consolidated Businesses.

     Ticketing operations costs increased by $0.4 million, or 5%, to $7.6 million versus $7.2 million for the same quarter of the prior year, which is consistent with the increase in ticket operations revenue of 4%. As a percentage of ticketing operations revenues, these expenses increased from 55% to 56%.

     Ticketing selling, general and administrative costs increased by $1.1 million, or 50%, to $3.3 million versus $2.2 million for the same quarter of the prior year. The increase was largely attributed to the acquisition of an interest in the Company's Australian licensee in December 1995.

     Publications costs decreased by $0.3 million, or 100%, to $0 for the same quarter of the prior year due to the discontinued distribution of the monthly Entertainment Guide, which has been replaced with Live! magazine, a publication of Ticketmaster Publications, all costs and revenues of which are included in the Consolidated Businesses.

     Depreciation and amortization decreased by $0.2 million, or 16%, to $0.9 million versus $1.1 million for the same quarter of the prior year.

     As a result of the foregoing, net income from Unconsolidated Joint Ventures decreased by $0.2 million, or 10%, to $1.9 million versus $2.1 million for the same quarter of the prior year.

MANAGED BUSINESSES

     Aggregate revenues for the Managed Businesses increased by $19.2 million, or 34%, to $76.1 million versus $56.9 million for the same quarter of the prior year. The increase is primarily attributed to an increase of $16.0 million, or 32%, to $65.7 million in ticket operation revenue.

     As a result of the foregoing, EBITDA for the Managed Businesses increased by $4.8 million, or 95%, to $9.8 million versus $5.0 million for the same quarter of the prior year.

RESULTS OF OPERATION
FOR THE NINE MONTHS ENDED OCTOBER 31, 1996 COMPARED WITH THE NINE MONTHS ENDED OCTOBER 31, 1995

     The following tables set forth unaudited operating results for the Consolidated Businesses and the Unconsolidated Joint Ventures, collectively, the Managed Businesses. The amounts shown for the Unconsolidated Joint Ventures represent the full balance for each line item and do not give effect to the Joint Venture ownership interests held by entities other than the Company.

                                    NINE MONTHS ENDED OCTOBER 31, 1995            NINE MONTHS ENDED OCTOBER 31, 1996
                                -------------------------------------------   -------------------------------------------
                                TICKETMASTER   UNCONSOLIDATED      TOTAL      TICKETMASTER   UNCONSOLIDATED      TOTAL
                                CONSOLIDATED       JOINT          MANAGED     CONSOLIDATED       JOINT          MANAGED
                                BUSINESS(1)     VENTURES(2)     BUSINESSES    BUSINESS(1)     VENTURES(2)     BUSINESSES
                                ------------   --------------   -----------   ------------   --------------   -----------
                                                                     (IN THOUSANDS)
Revenues:
  Ticketing operations........    $116,365        $ 41,113       $  157,478     $144,827        $ 46,648      $   191,475
  Concession Control
     Systems..................          --          15,930           15,930        6,205          12,964           19,169
  Publications................       2,602           1,461            4,063        7,479             176            7,655
  Merchandising...............       1,629              --            1,629        1,858              --            1,858
  Sales of Ticketing
     Equipment................       1,330              --            1,330        2,168              --            2,168
                                  --------        --------       ----------     --------        --------       ----------
          Total Revenues......     121,926          58,504          180,430      162,537          59,788          222,325
                                  --------        --------       ----------     --------        --------       ----------
Operating costs:
  Ticketing operations........      74,074          22,882           96,956       89,110          25,934          115,044
  Ticketing selling, general
     and administrative.......      22,310           6,832           29,142       25,550           9,359           34,909
  Concession Control Systems
     operations...............          --          10,403           10,403        3,577           8,462           12,039
  Concession Control Systems
     selling, general and
     administrative...........          --           7,225            7,225        3,368           4,687            8,055
  Publications................       4,962             894            5,856       13,711             128           13,839
  Merchandising...............       1,350              --            1,350        1,673              --            1,673
  Corporate general and
     administrative...........      10,234              --           10,234       12,103              --           12,103
  Depreciation and
     amortization.............       7,040           3,276           10,316        8,144           3,476           11,620
                                  --------        --------       ----------     --------        --------       ----------
          Total operating
            costs.............     119,970          51,512          171,482      157,236          52,046          209,282
                                  --------        --------       ----------     --------        --------       ----------
                                     1,956        $  6,992       $    8,948        5,301        $  7,742      $    13,043
                                                  ========       ==========                     ========       ==========
  Equity in net income of
     unconsolidated
     affiliates...............      (2,189)                                       (2,940)
                                  --------                                      --------
Operating income..............       4,145                                         8,241
Interest expense and other....       9,881                                         9,355
Gain on sale of unconsolidated
  affiliate...................          --                                        (3,195)
Income tax provision
  (benefit)...................        (750)                                        1,650
                                  --------                                      --------
Net (loss) income.............    $ (4,986)                                     $    431
                                  ========                                      ========
  Supplemental information:
     EBITDA(3)................    $  8,996        $ 10,268       $   19,264     $ 13,445        $ 11,218      $    24,663
                                  ========        ========       ==========     ========        ========       ==========
     Attributable EBITDA(4)...                                   $   13,248                                   $    18,120
                                                                 ==========                                    ==========
     Net cash provided by
       operating activities...    $  1,355        $ 13,611       $   14,966     $ 24,785        $ 14,228      $    39,013
     Net cash (used in)
       investing activities...      (5,344)         (1,610)          (6,954)     (33,265)         (3,256)         (36,521)
     Net cash provided by
       (used in) financing
       activities.............       1,997          (7,886)          (5,889)      35,785          (4,696)          31,089
     Number of tickets sold...      28,543          11,392           39,935       33,034          12,305           45,339
     Gross dollar value of
       tickets sold...........    $841,407        $311,689       $1,153,096     $978,238        $344,988      $ 1,323,226

Notes following

Notes:

(1) Defined as results of operations from businesses included in the Company's Consolidated Financial Statements included elsewhere in this Form 10-Q, which include the accounts of the Company, its wholly owned subsidiaries and majority (80% or greater) owned companies and joint ventures. Investments in companies and joint ventures, in which ownership ranges from 33 1/3%-50% and in which the Company exercises significant influence over operating and financial policies, are accounted for using the equity method.

(2) Defined as the combined results of operations from unconsolidated ticketing joint ventures. Ticketmaster's ownership interest in these businesses range from 33 1/3%-50% and are in companies and joint ventures in which Ticketmaster exercises significant influence over operating and financial policies, and are accounted for under the equity method included in the Consolidated Businesses.

(3) Defined as revenue less operating costs before interest, depreciation and amortization, and taxes. Managed Business EBITDA does not represent cash flows from operations, as defined by generally accepted accounting principles, and should not be considered to be an alternative to net income as an indicator of operations performance or to cash flows from operations as a measure of liquidity. Management believes that an EBITDA presentation is an important factor in evaluating the amount of cash available for repayment of debt, future investment, dividends and in determining cash available for future distributions.

(4) Defined as Ticketmaster's pro rata share in the results of its Consolidated Businesses and Unconsolidated Joint Ventures' revenue less operating costs before interest, depreciation and amortization, and taxes. EBITDA does not represent cash flows from operations, as defined by generally accepted accounting principles, and should not be considered to be an alternative to net income as an indicator of operating performance or to cash flows from operations as a measure of liquidity. Management believes that an EBITDA presentation is an important factor in evaluating the amount of cash available for repayment of debt, future investments, dividends and in determining cash available for future distributions.

CONSOLIDATED BUSINESSES

     Ticket operations revenues increased by $28.5 million, or 24%, to $144.8 million versus $116.4 million for the same period of the prior year. The increase is attributed to an increase of 16% in ticket sales (from 28.5 million to 33.0 million tickets) and a $6.9 million, or 370%, increase in sponsorship and promotions revenue. Increased ticket sales were largely attributed to, acquisition of a Joint Venture partner's interest in (and subsequent consolidation of) the Ticketmaster Europe operations in June 1996, an increase related to new clients including a number of Major League Soccer teams, the acquisition of the Company's Nashville and Delaware Valley (Philadelphia) licensees in February 1996 and October 1996, respectively, and an overall increase in the number of events made available for sale to the consumer and subsequent demand for live entertainment events. Increased sponsorship and promotions revenue is primarily attributed to an increase in activity with strategic marketing partners resulting from the Company's efforts to create integrated marketing opportunities around live events, its call centers, ticket stock and envelopes and event promotional material and in additional media outlets such as Ticketmaster Online and Ticketmaster Travel.

     Publications revenues increased by $4.9 million, or 187%, to $7.5 million versus $2.6 million for the same period of the prior year. The increase is attributed to Ticketmaster Publications launch of Live! magazine, a monthly consumer oriented entertainment magazine, which distributed its first issue in February of 1996. Live! was created as an extension of the Entertainment Guide which was published and distributed without significant advertising revenue as a stand alone publication by the Company through fiscal 1996. With the February 1996 launch of Live! magazine, the subscription base has remained relatively constant with the increase in revenues resulting from increases in annual subscription rates and advertising revenues.

     Revenues generated from Concession and Control Systems for the three months ended October 31, 1996 are included in Consolidated Businesses while the revenues generated for the first six months ended July 31, 1996 are included in Unconsolidated Joint Ventures due to the acquisition of the remaining joint venture partner's interest on July 29, 1996. Accordingly, the discussion and analysis included herein is based upon the increase in combined revenues of the Consolidated Businesses and Unconsolidated Joint Ventures of $3.2 million, or 20%, to $19.2 million versus $15.9 million of the same period of the prior year. The increase is primarily attributed to increased sales related to the release of new products. The combined operating costs of Concession and Control Systems increased by $1.6 million, or 16%, to $12.0 million versus $10.4 million for the same period of the prior year, which is consistent with the increase in revenue of 20%. As a percentage of Concession and Control System revenue, these expenses decreased from 65% to 63% which is primarily attributed to the mix of products.

     Ticketing operations costs increased by $15.0 million, or 20%, to $89.1 million versus $74.1 million for the same period of the prior year, which is consistent with increased ticket operations revenue of 24%. As a percentage of ticketing operations revenues, these expenses decreased from 64% to 62% which is primarily attributed to cost savings related to volume discounts resulting from increased activity in call centers. The percentage relationship of costs to revenue is also favorably affected by increased revenue generated from increased sponsorship and promotion activity which yields higher margins.

     Ticketing selling, general & administrative costs increased by $3.2 million, or 15%, to $25.6 million versus $22.3 million for the same period of the prior year. The increase was largely attributed to the increase in markets serviced by Consolidated Businesses resulting from the acquisitions of Ticketmaster-Nashville, the European Joint Venture, Ticketmaster-New Mexico and Ticketmaster Delaware Valley (Philadelphia).

     Publications costs increased by $8.7 million, or 176%, to $13.7 million versus $5.0 for the same period of the prior year. The increase is attributed to the increased production costs resulting from the launch of Live! magazine.

     Corporate general & administrative costs increased by $1.9 million, or 18%, to $12.1 million versus $10.2 million for the same period of the prior year. Much of the increase resulted from increased compensation expense associated with growth in administrative functions necessary to support the development of the Company's principal business, and more recent development efforts in Ticketmaster Publications, Ticketmaster Online and Ticketmaster Travel; the increase in compensation expense was partially offset by decreases in legal fees.

     Depreciation and amortization increased by $1.1 million, or 16%, to $8.1 million versus $7.0 million for the same period of the prior year. The increase is attributed to additional amortization of costs in excess of net assets acquired.

     The income tax provision of $1.7 million in the current period compared to an income tax benefit of $0.8 million for the same period of the prior year, is primarily attributed to taxes on the gain of the sale of an unconsolidated affiliate.

     As a result of the foregoing, the Company had net income of $0.4 million in the current period compared to net losses of $5.0 million for the same period of the prior year.

UNCONSOLIDATED JOINT VENTURES

     Ticket operations revenues increased by $5.5 million, or 13%, to $46.6 million versus $41.1 million for the same period of the prior year. The increase is attributed to an increase of 8% in ticket sales (from 11.4 million to 12.3 million tickets). Increased ticket sales were largely attributed to the acquisition of an interest in the Company's Australian licensee in December 1995 and an increase related to new clients including a number of Major League Soccer teams, offset by a decrease attributed to the sale of the Company's Joint Venture interest in the Ticketmaster Europe operations in June 1996.

     Publications revenues decreased by $1.3 million, or 88%, to $0.2 million versus $1.5 million for the same period of the prior year due to the discontinued distribution of the monthly Entertainment Guide, which has been replaced with Live! magazine, a publication of Ticketmaster Publications, all costs and revenues of which are included in the Consolidated Businesses.

     The discussion and analysis with respect to results of operations from Concession and Control Systems is included in Consolidated Businesses.

     Ticketing operations costs increased by $3.1 million, or 13%, to $25.9 million versus $22.9 million for the same period of the prior year, which is consistent with increased ticket operations revenue of 13%. As a percentage of ticketing operations revenues, these expenses totaled 56% in both periods.

     Ticketing selling, general & administrative costs increased by $2.5 million, or 37%, to $9.4 million versus $6.8 million for the same period of the prior year. The increase was largely attributed to the increase in markets serviced by Unconsolidated Joint Ventures resulting from the acquisition of interests in Ticketmaster-Australia and Ticketmaster-Mexico.

     Publications costs decreased by $0.8 million, or 86%, to $0.1 million versus $0.9 million for the same period of the prior year due to the discontinued distribution of the monthly Entertainment Guide, which has been replaced with Live! magazine, a publication of Ticketmaster Publications, all costs and revenues of which are included in the Consolidated Businesses.

     Depreciation and amortization increased by $0.2 million, or 6%, to $3.5 million versus $3.3 million for the same period of the prior year. The increase is primarily attributed to additional amortization of purchased user agreements from the Ticketmaster-Australia acquisition.

     As a result of the foregoing, net income from Unconsolidated Joint Ventures increased by $1.0 million, or 15%, to $7.2 million versus $6.3 million for the same period of the prior year.

MANAGED BUSINESSES

     Aggregate revenues for the Managed Businesses increased by $41.8 million, or 23%, to $222.3 million versus $180.4 million for the same period of the prior year. The increase is primarily attributed to an increase of $34.0 million, or 22%, to $191.5 million in ticket operation revenue.

     As a result of the foregoing, EBITDA for the Managed Businesses increased by $5.4 million, or 28%, to $24.7 million versus $19.3 million for the same period of the prior year.

FINANCIAL CONDITION

     The following table sets forth selected cash flow information for the periods indicated:

                                                  THREE MONTHS ENDED   NINE MONTHS ENDED
                                                     OCTOBER 31,          OCTOBER 31,
                                                  ------------------   ------------------
                                                   1995       1996       1995      1996
                                                  -------   --------   --------   -------
        Net cash provided by operating
          activities............................  $ 4,133   $ 17,328   $  1,355   $24,785
        Net cash (used in) investing
          activities............................     (904)   (28,607)    (5,344)  (33,265)
        Net cash provided by (used in) financing
          activities............................   (1,850)    25,438      1,997    35,785

     Historically, the Company's principal sources of cash have been cash flow from operations and borrowings under its bank credit facilities. For the first nine months of fiscal 1997, the Company generated an aggregate of $24.8 million in cash from operating activities.

     As of October 31, 1996, the Company had cash and cash-equivalents of $18.8 million for its own account, separate from funds held in accounts on behalf of venues and promoters and working capital of $8.5 million. The Company historically has had small positive or negative working capital balances, depending upon the timing of the use of cash for the purchase of property and equipment or investments in other income producing noncurrent assets.

     Cash used in investing activities has been primarily to fund investments in property of $11.2 million and equipment and other assets aggregating $7.2 million for the nine months ended October 31, 1996. Excluding the acquisitions and formations of new venture investment activity, the Company's anticipated annual capital expenditures are expected to include $3.0 million for improvements to its recently acquired corporate headquarters building, $5.0 million of replacements or upgrades, $4.0 million in expanded call center capacity and additional amounts which management determines are necessary in order to maintain the Company's competitive position or to otherwise achieve its business strategies.

     Amounts available under the Credit Agreement are limited to the lower of the commitment amount or a borrowing base calculated as a multiple of cash flow as defined in the Credit Agreement. As of October 31, 1996, the Company had $91.4 million in outstanding bank borrowings under its $100 million revolving bank credit line, $75 million outstanding on a bank term loan and $30 million outstanding on a bank term bridge loan. As of that date, the borrowing base calculation did not restrict the Company's availability under the Credit Agreement. The Company's Credit Agreement contains other covenants and restrictions, all of which the Company was in compliance at October 31, 1996.

     Also as of October 31, 1996, the Pacer Joint Venture had indebtedness of $7.5 million outstanding under a bank term loan, with monthly interest payments only due through June 1997 and principal and interest payable monthly from July 1997 through June 1999. The loan agreement is secured by all of Pacer/CATS/CCS's assets and contains certain restrictions and covenants, with which the joint venture is in full compliance.

     As of October 31, 1996, the Company's future commitments included a $5 million Promissory Note due in June 1997, as well as annual office and equipment leases of approximately $5.5 million. In addition, the Company had entered into definitive agreements to acquire the 20% equity interest of its minority shareholder in its Texas operating subsidiary and to acquire the 20% equity interest of its minority shareholder in its Florida operating subsidiary, totaling an aggregate consideration of approximately $10.6 million in cash or Common Stock.

     On November 22, 1996, the Company completed an Initial Public Offering (the Offering) of 7.25 million shares of Common Stock at a price of $14.50 per share which resulted in net proceeds of $97.8 million. The Company used the net proceeds of the Offering (i) to repay outstanding indebtedness under the Exchangeable Promissory Note, (ii) to purchase an interest not previously owned by the Company in its operating subsidiary in Texas, (iii) to repay outstanding indebtedness on the bank term bridge loan, (iv) to repay a portion of the remaining outstanding indebtedness under the Credit Agreement, and (v) for general corporate purposes. As a result of the completion of the Offering and after the repayment of a portion of the outstanding indebtedness under the Company's bank credit facilities noted above, the Credit Agreement was amended to provide that all the existing revolving loans, term loans and term bridge loans be converted into a single revolving line with an initial maximum availability of $175 million decreasing to $165 million as of December 31, 1997 and further reducing to $150 million as of December 31, 1998.

     The Company anticipates that funds from operations and from its bank lending facilities will be sufficient to meet its working capital, capital expenditure and debt service requirements through the expiration of the Credit Agreement (December 31, 1999). However, to the extent that such funds are insufficient, the Company may need to incur additional indebtedness and/or refinance existing indebtedness. The Company's ability to do so may be restricted by borrowing base calculations and other financial covenants described within the Credit Agreement.

PART II. OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS:

           10.38 First Amendment to First Amended and Restated Credit Agreement dated as of November 14, 1996

           10.39 Employment Agreement dated as of October 18, 1996 between the Company and Layne Britton

           11.     Computation of Earnings Per Share

        (b) REPORTS ON FORM 8-K:

           None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TICKETMASTER GROUP, INC.

Date: December 12, 1996                 By:      /s/ PETER B. KNEPPER
                                           ---------------------------------
                                            Peter B. Knepper
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer and Duly Authorized Officer)