Form 10-K
period 1997-01-31
TICKETMASTER GROUP INC
filed 1997-05-01
CIK 1021354

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1997
                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _____________ TO ____________


                         COMMISSION FILE NUMBER 0-21631

                            TICKETMASTER GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   ILLINOIS                                     36-3597489
       (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

    8800 SUNSET BOULEVARD, WEST HOLLYWOOD,                        90069
                   CALIFORNIA                                   (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (310) 360-6000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                      COMMON STOCK, NO PAR VALUE PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                             ------     ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. Yes      No   X
              ----    -----

     As of April 23, 1997, there were 24,739,715 shares of the registrant's common stock outstanding. The aggregate market value of the registrant's voting stock that was held by non-affiliates on such date was 9,399,597, based on the closing sale price of the registrant's common stock on such date as reported on the Nasdaq National Market.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's definitive proxy statement for its annual meeting of shareholders to be held on June 10, 1997 are incorporated by reference into Part III of this Form 10-K, as indicated.

================================================================================

                                     PART I

ITEM 1. BUSINESS.

     As used in this Annual Report on Form 10-K, references to a "fiscal" year refer to the 12-month period ending on January 31 of each year (e.g., "fiscal 1997" shall mean the Company's fiscal year ended January 31, 1997). Unless the context otherwise requires, references to "Ticketmaster" or the "Company" include Ticketmaster Group, Inc., its predecessors and its subsidiaries. References to the "Managed Businesses" include the Company's wholly and majority owned subsidiaries (the "Consolidated Businesses") together with the Company's interest in those unconsolidated joint ventures in which it acts as managing partner (the "Unconsolidated Joint Ventures").

GENERAL

     Ticketmaster, through the Managed Businesses, is the leading provider of automated ticketing services in the U.S. with over 3,500 clients, including many of the country's foremost entertainment facilities and promoters and 77 professional sports franchises. The Company has established its market position by providing these clients with comprehensive ticket inventory control and management, a broad distribution network and dedicated marketing and support services. Ticket orders are received and fulfilled through operator-staffed call centers, independent sales outlets remote to the facility box office and the Company's Web site. Revenue is generated principally from convenience charges received by the Company for tickets sold on its clients' behalf. The Company generally serves as an exclusive agent for its clients and typically has no financial risk for unsold tickets. The Company, through the Managed Businesses, sold 60.0 million tickets in fiscal 1997, while generating revenues of $298.5 million.

     Based upon recent trends in the entertainment, sporting and leisure industries, the Company believes that its principal business, live entertainment ticketing, will experience increased revenues under existing venue contracts. The Company believes that significant opportunities exist through continued penetration of this principal market. Additionally, the Company believes that further ticketing opportunities will arise from the construction of new and larger facilities, the increase in the number of professional sports teams and the development of new sports leagues. Furthermore, the Company plans to continue to broaden its client base to include such venues as museums, zoos, amusement parks, state and county fairs and other locations such as golf courses, ski resorts and trade shows.

     The Company also believes that significant opportunities exist internationally to attract additional venues in a historically under-penetrated market for automated ticketing services. In addition, the continued enthusiasm for soccer and growing popularity of major American sports such as football, baseball and basketball should lead to increased utilization of these international venues and provide additional revenue opportunities. In order to be in a position to capitalize on these trends, the Company expects to expand its existing operations in the U.K., Australia and Mexico, and is exploring further opportunities in Europe, the Pacific Rim and Central and South America.

     The Company is continuing to leverage its widely recognized brand name and extensive distribution capabilities by developing new opportunities in related areas, such as entertainment information and publishing, merchandising, advertising, promotional services and direct marketing. Specific examples of its efforts include offering integrated brand management and marketing services to strategic partners, such as MasterCard International, Sprint Communications and United Parcel Service, through sponsorship and advertising opportunities during live events, during telephone ticketing services, on its ticket stock and envelopes, on event promotional material and in additional media outlets which the Company is developing. In addition, in February 1996, the Company launched Live!, a monthly entertainment magazine and event guide which the Company believes is a natural extension of its existing distribution channels. The Company has also launched Ticketmaster Online (http://www.ticketmaster.com), its site on the World Wide Web, designed to promote ticket sales for live events, disseminate event information and offer transactional and merchandising services. Ticketmaster Online began transactional services in September 1996 and is currently processing retail transactions for the Company and ticketing transactions for its entire clientele. These efforts to create new promotional, marketing and distribution opportunities by utilizing and integrating the Company's traditional principal ticketing services and brand name have formed the basis for new growth opportunities in the future.

     The Company believes that the Ticketmaster System and its extensive distribution capabilities provide a competitive advantage that enhances the Company's ability to attract new clients and maintain its existing client base. The Ticketmaster System, which includes both hardware and software, is typically installed in a client's facility box office and provides a single centralized inventory control management system capable of tracking total ticket inventory for all events, whether sales are made on a season, subscription, group or individual ticket basis. The Ticketmaster System is capable of processing over 100,000 tickets per hour in certain markets, and each of its 18 computer systems can support 10,000 users per system, of which as many as 3,000 can be online at any one time.

     Through its Managed Businesses, Ticketmaster has a comprehensive domestic distribution system that includes approximately 2,700 remote sales outlets in 44 states covering many of the major metropolitan areas in the U.S. and 16 domestic call centers with approximately 1,750 operator positions. The Company provides the public with convenient access to tickets and information regarding entertainment events. Ticket purchasers are assessed a convenience charge for each ticket sold offsite by the Company on behalf of its clients. These charges are negotiated and included in the Company's contracts with its clients. The versatility of the Ticketmaster System allows it to be customized to satisfy a full range of client requirements.

     From fiscal 1991 through 1997, the number of tickets sold and revenues for the Managed Businesses have grown from 29.1 million tickets and $96.1 million of revenues to 60.0 million tickets and $298.5 million of revenues.

CLIENT RELATIONSHIPS

     The Company's clients include many of the most well known arenas, stadiums, theaters, sports teams and promoters in the U.S. The Company currently has in excess of 3,500 clients ranging in size from large stadiums with more than 60,000 seats to smaller theaters with seating in the hundreds, and from multi-event promoters to one-time single event promoters.

     Representative of the Company's clients are the following:

                         ARENAS, STADIUMS AND THEATERS
Alamodome, San Antonio, TX
Arie Crown Theater, Chicago, IL
Astrodome, Houston, TX
Blossom Amphitheatre, Cleveland, OH
Bradley Center, Milwaukee, WI
Cajundome, Lafayette, LA
Centrum, Worcester, MA
Charlotte Coliseum, Charlotte, NC
Chicago Theater, Chicago, IL
Coral Sky Amphitheatre, West Palm Beach, FL
Deer Creek Music Center, Indianapolis, IN
Fargo Dome, Fargo, ND
Fleet Center, Boston, MA
Freedom Hall, Louisville, KY
Garden State Arts Center, Holmdel, NJ
The Georgia Dome, Atlanta, GA
Great Western Forum, Inglewood, CA
Greek Theatre, Los Angeles, CA
Gund Arena, Cleveland, OH
Ice Palace, Tampa, FL
Irvine Meadows Amphitheatre, Costa Mesa, CA
Joe Louis Arena, Detroit, MI
John G. Shedd Aquarium and Oceanarium, Chicago, IL
Jones Beach Theatre, Wantagh, NY
Key Arena, Seattle, WA
Los Angeles Memorial Coliseum, Los Angeles, CA
Louisiana Superdome, New Orleans, LA
Madison Square Garden, New York, NY
Market Square Arena, Indianapolis, IN
Meadowlands Sports Complex, East Rutherford, NJ
Miami Arena, Miami, FL
Nassau Coliseum, Uniondale, NY
Nederlander New York Broadway Theatres, New York, NY
The New World Music Theatre, Tinley Park, IL
The Omni, Atlanta, GA
Orlando Arena and Centroplex, Orlando, FL
Orpheum Theatre, Boston, MA
The Palace at Auburn Hills, Auburn Hills, MI
Pine Knob Music Theatre, Clarkston, MI
The Pond, Anaheim, CA
Pontiac Stadium, Detroit, MI
Pro Player Stadium, Miami, FL
Pyramid, Memphis, TN
Radio City Music Hall, New York, NY
RCA Dome, Indianapolis, IN
Rosemont Horizon, Rosemont, IL
Rupp Arena, Lexington, KY
Sun Dome, Tampa, FL
Star Lake Amphitheatre, Pittsburgh, PA
The Summit, Houston, TX
Tacoma Dome, Tacoma, WA
Target Center, Minneapolis, MN
Tennessee Performing Arts Center, Nashville, TN
Turner Field, Atlanta, Georgia
The United Center, Chicago, IL
The Wang Center for the Performing Arts, Boston, MA

      PROMOTERS
Avalon Attractions
Belkin Productions
Cellar Door Concerts
Jam Productions
Livent
Pace Management
Sunshine Promotions
Universal Concerts

       GENERAL
American Music Festival
Beale Street Music Festival
Chicago International Film Festival
Del Mar Fair
The 500 Festival Parade
Houston Exposition and Rodeo
New Orleans Jazz and Heritage Festival
U.S. Hotrod Nationals
Walt Disney's Magic Kingdom on Ice

     The Company's clients also include 77 professional sports franchises, including 15 Major League Baseball teams, 20 National Football League teams, 20 National Basketball Association teams, 14 National Hockey League teams and 8 Major League Soccer teams.

     The Company generally enters into written agreements with its clients pursuant to which it agrees to provide the Ticketmaster System and to serve as the client's exclusive ticket sales agent for all sales of individual tickets sold outside of the facility's box office, including any tickets sold at remote sales outlets, over the phone or through other medium, for a specified period, typically three to five years. Pursuant to an agreement with a facility, the Company generally is granted the right to sell tickets for all events presented at that facility, and as part of such arrangement the Company installs the Ticketmaster System in the facility's box office. An agreement with a promoter generally grants the Company the right to sell tickets for all events presented by that promoter at any facility, unless the facility is covered by an exclusive agreement with Ticketmaster or another automated ticketing service company. The terms of the agreements with clients are negotiated on a contract-by-contract basis. In the case of contracts subject to public bid (e.g., by facilities owned or managed by municipalities or governmental agencies), the terms are defined, to a material degree, by the specifications and conditions set forth in the formal requests for bid.

     Clients are routinely required by contract to include the Ticketmaster name in print, radio and television advertisements for entertainment events sponsored by such clients. The Ticketmaster name and logo are also prominently displayed on printed tickets and ticket envelopes.

     The Company generally does not buy tickets from its clients for resale to the public and has no financial risk for unsold tickets. In the U.K., the Company may from time to time buy tickets from its clients for resale to the public in an amount typically not exceeding L250,000 in the aggregate. All ticket prices are determined by the Company's clients and their customers. The Company's clients also generally determine the scheduling of when tickets go on sale to the public and what tickets will be available for sale through the Company. Facilities and promoters, for example, often handle group sales and season tickets in-house. The Company only sells a portion of its clients' tickets, the amount of which varies from client to client and varies as to any single client from year to year.

     Among the primary benefits derived by the Company's clients by use of the Ticketmaster System are (1) centralized control of total ticket inventory as well as accounting information and market research data, (2) centralized accountability for ticket proceeds, (3) manageable and predictable transaction costs, (4) broader and expedited distribution of tickets, (5) wide dissemination of information about upcoming events through Ticketmaster's call centers, the Company's Web site and other media platforms, (6) the ability to easily add additional performances if warranted by demand and (7) marketing and promotional support.

     The Ticketmaster System also provides the Company's clients with flexibility in processing season, subscription and group ticketing. For example, a sports team may want to give priority to season tickets, mini-ticket plans and group sales, permitting those ticket purchasers to have first choice of tickets before their sale to the general public. In addition, clients have the ability to structure single or multiple events, including season events, in almost any number and type of pricing and discount plans.

     In general, the Company negotiates a contract with each client. Pursuant to such contracts, Ticketmaster is granted the right to collect from ticket purchasers a per ticket convenience charge on all tickets sold at remote sales outlets, by telephone, through the Company's web site and other media. There is an additional per order handling charge on all tickets sold by the Company at other than remote sales outlets to partially offset the cost of fulfillment. The amount of the convenience charge is determined during the contract negotiation process, and typically varies based upon numerous factors, including the services to be rendered to the client, the amount and cost of equipment to be installed at the client's box office and the amount of advertising and/or promotional allowances to be provided, as well as the type of event and whether the ticket is purchased at a remote sales outlet, by telephone, through the Company's Web site or otherwise. Any deviations from those amounts for any event are negotiated and agreed upon by the Company and its client prior to the commencement of ticket sales. During fiscal 1997, the convenience charges generally ranged from $1.50 to $7.00 per ticket. Convenience charges, when added to per order handling charges, averaged $3.60 per ticket in fiscal 1997. Generally, the agreement between the Company and a client will also establish the amounts and frequency of any increases in the convenience charge and handling charge during the term of the agreement.

     The agreements with certain of the Company's clients may provide for a client to participate in the convenience charges paid by ticket purchasers for tickets bought through the Company for that client's events. The amount of such participation, if any, is determined by negotiation with clients. Some agreements also may provide for the Company to make participation advances to the client, generally recoupable by the Company out of the client's future right to participations. In isolated instances, the Company may make an upfront, non-recoupable payment to a client for the right to sell tickets for that client.

     If an event is canceled, the Company's current policy is to refund the per ticket convenience charges (but not the handling charge which is payable with respect to transactions by telephone and online orders).

Refunds of the ticket price for a canceled event are funded by the client. To the extent that funds then being held by Ticketmaster on behalf of the client are insufficient to cover all refunds, the client is obligated to provide Ticketmaster with additional amounts within a specified period of time (typically 24 to 72 hours) after a request by Ticketmaster. Clients have historically fulfilled these obligations.

     During fiscal 1997, no single client accounted for more than 3.2% of the Company's total revenues and no single facility accounted for more than 1.7% of the Company's total revenues. Historically, approximately 15% to 20% of the Company's contracts are subject to renewal each fiscal year. The Company has experienced substantial success in renewing its contracts with clients on an annual basis.

DISTRIBUTION SYSTEM

     The Company's distribution system is comprised of remote sales outlets, call centers and the Company's Web site, Ticketmaster Online
(http://www.ticketmaster.com). During fiscal 1997, ticket sales at the remote sales outlets and call centers accounted for approximately 51.0% and 49.0%, respectively, of ticket sales for the Company.

     Remote Sales Outlets. Through its Managed Businesses, the Company has approximately 2,700 remote sales outlets in the U.S. and approximately 115 remote sales outlets internationally, up from approximately 1,700 remote sales outlets worldwide at the end of fiscal 1991. During the past seven years, the Company has emphasized the establishment of retail outlets in high visibility chain stores with existing name recognition, significant customer traffic and customer profiles consistent with the type of events sold through the Ticketmaster System. The majority of remote sales outlets are located in major department, grocery, music and video stores. Among the retailers that serve as remote sales outlets are Carson Pirie Scott, Dayton/Hudson, Foley's and Robinsons-May department stores, Dominick's, Fiesta and Kroger food stores, Blockbuster Music, Coconuts and Tower Records music stores and Blockbuster Video stores. The specific stores within each chain that will serve as remote sales outlets is negotiated by the Company with each chain.

     The Company is responsible for installation and maintenance of the hardware and software necessary to operate the Ticketmaster System at the remote sales outlets. The Company also trains the remote sales outlet's employees in the use of the Ticketmaster System, provides support and oversight in connection with the sale of tickets and furnishes the remote sales outlets with promotional materials relative to the Ticketmaster System and events for which tickets are available. The remote sales outlets are responsible for the staffing of the stores and their daily operation. The remote sales outlets generally are paid a commission of approximately 20% to 25% of the convenience charge, typically subject to a maximum amount per ticket. A majority of sales at retail outlets are for cash, although some department stores also accept their own charge cards (in which case the cost of the charge card and payment risk are borne by the department stores). Ticket purchasers are delivered their tickets at the point of sale. The remote sales outlets generally deliver sales proceeds and convenience charges to Ticketmaster on a schedule ranging from daily to weekly depending on the financial condition of the particular remote sales outlets and other factors. The Company has not suffered any material loss with respect to funds collected by its remote sales outlets for remittance to the Company.

     Call Centers. Through its Managed Businesses, the Company currently operates 16 domestic regional call centers in the U.S., up from 10 at the end of fiscal 1991. Ticket purchasers seeking a greater degree of convenience than is afforded at facility box offices or remote sales outlets can purchase tickets by telephone seven days a week, up to 14 hours per day, using a major credit card. Sales agents for the Managed Businesses, staffing up to approximately 1,750 telephone positions domestically, take the caller's credit card order and mail the tickets directly to the ticket purchasers. Tickets that are purchased by telephone can also be picked up at the appropriate facility's "will call" ticket window. A per order handling charge typically is assessed in addition to the per ticket convenience charge. The ticket sales proceeds and convenience and handling charges from telephone credit card transactions are generally received by the Company within two business days after submission to the credit card company. The call centers also respond to large numbers of informational calls relative to events, including requests for facility characteristics, directions, telephone numbers, disability access and seating and local hotels and restaurants. Concurrently with the sale of tickets to entertainment events, the Company's call centers offer other products for sale related to the events for which tickets are being sold. The Company fulfills such sales by ordering the products from a third party.

     The Company's domestic call centers are located in Atlanta, Chicago, Cleveland, Columbus, Dallas, Denver, Detroit, Houston, Los Angeles, Minneapolis, New York, Orlando, Pittsburgh, San Diego, Seattle and Virginia Beach. The Company also operates a call center located in London, England with approximately 100 telephone positions, and, through its Australian joint venture, a call center located in Melbourne with approximately 60 telephone positions. In Mexico, the Company's Mexico investee operates call centers located in Mexico City and Monterey with approximately 100 and 90 telephone positions, respectively.

     An important feature of the Company's domestic telephone system is the ability to channel all or a portion of incoming calls from any city to a selected regional call center. Accordingly, the number of telephone positions available to receive telephone orders in a given region is capable of being increased in advance of the commencement of sales activity for a major event. Similarly, the ability to network regional call centers affords the Company backup capabilities in the event that a regional call center experiences operating difficulties.

     Online Services. The Company has recently expanded its distribution network through the addition of online services, which permit consumers to purchase tickets and access information on their personal computers via the Internet. Currently, retail transactions for the Company and ticketing transactions for the Company's entire clientele are capable of being processed through the Company's Web site, Ticketmaster Online, and tickets for selected events in Florida and Illinois are also being distributed by the Company through a Ticketmaster screen accessible through the America Online service. The Company expects online to become an important distribution channel as more consumers begin to transact over the Internet. Additionally, this medium provides the Company with a cost efficient way to disseminate information and cross-promote, which may help reduce costs for these services across the Company's other distribution channels.

THE TICKETMASTER SYSTEM

     The Company's proprietary operating system and application software, and its computer and telephone systems, were specifically developed for the ticketing industry. The Ticketmaster System provides clients with the means to maintain and control their ticket inventory efficiently. Users of the Ticketmaster System can effect a range of functions from the most basic to the most complex, including individual advanced ticket sales, season and subscription ticketing, day of show walk-up ticket sales and group ticket sales. The Ticketmaster System is capable of processing over 100,000 tickets per hour in certain markets and each of its 18 computer systems can support 10,000 users per system, of which as many as 3,000 can be online at any one time.

     The Ticketmaster System software is maintained in-house, eliminating any reliance upon outside software companies. Consequently, the Company is able to adapt to its clients' needs, changing market conditions and advances in hardware and other technologies. The Ticketmaster System communicates directly with bank processing centers for instantaneous online credit card authorization and electronic deposit of credit card receipts. All of the Ticketmaster System's online terminals at the call centers and at selected facility box offices have access to the authorization network.

     A recent innovative feature of the Ticketmaster System is the Personal Computer Interface ("PCI") which provides a Ticketmaster System operator easy access to the Ticketmaster System through personal computers. The PCI software allows an operator (including, in certain cases, a box office employee) to move rapidly through a number of screens to quickly obtain information, complete transactions and build consumer profiles.

     Significant measures are taken to prevent system failure in each computer center. Each system has a live backup standing ready in the event of a primary system failure. The rooms housing the computer-related equipment are protected by computer-safe fire protection systems. Dual custom air conditioning units provide constant climate control. To guard against power outages, the Company employs uninterruptable power supplies. High capacity back-up generators eliminate the dependency on public electric sources. Moreover, all data is continually recorded on a back-up hard copy and the Company maintains an online disaster recovery site in one of its principal offices. Historically, the Ticketmaster System has experienced minimal downtime.

     The Company's proprietary software is a product of over 20 years of continual enhancement by a team of in-house software and system professionals currently numbering over 70. The Company's research and development staff has produced significant enhancements to the Ticketmaster System, including proprietary ticket printers and data telecommunications multiplexors, and regularly upgrades its software. During each of fiscal 1995, 1996 and 1997, the Company spent between $2.0 million and $3.0 million on this activity.

     The Ticketmaster System is fully integrated and accessible on a real-time basis by any authorized user. The Ticketmaster System has been designed to be flexible in order to handle virtually any reserved seat configuration. Some of the most commonly used features of the Ticketmaster System are the following:

            Creation of Master Seating Chart and Events. A master seating chart representing all of the seating sections of a facility is created for each configuration of the facility's events. The master seating chart is then used as a template for ticketing all events having that configuration. Ticket text, ticket prices, special seats on hold and similar matters can all be included on the master seating chart and automatically carried forward to each event at the time it is created. Events can contain up to 1,000 sections having a combined seating capacity of 150,000 seats. Each event can support multiple price levels, including pricing options for subscriptions and discounts.

            Editing of Seating Charts and Events. Once created, seating charts and events can be fully edited online, at any time, by any authorized system operator. Among the items that can be edited are the performance date or time, the identity of a performer, new or revised ticket prices, the structure of the sections and the order in which seats, rows and sections are sold.

            On-Sale Procedures. Once an event template has been created, checked and customized, the tickets for that event can go on sale to the public. The sale of tickets for events are under the control of the client's box office management and, except as may be otherwise determined by the client, are put on sale simultaneously at the box office, remote sales outlets and call centers, and when applicable, on the Company's Web site.

            Continuing Sale; Tracking of Inventory. Once an event is on sale, there are a host of features that provide an operator with an enhanced ability to make a sale. Events can be found by searching by the date or date range of the performance or by key words in the ticket text. Once the event code is entered, seating within events can be selected by a variety of attributes such as location or ticket price. These attributes can also be combined, such as a request for balcony center seats at a particular price.

          Tickets, whether for a single event or multiple events, can be selected on a best available seat basis or a specific seat basis. On a best available seat basis, the computer will select the best seats requested by the operator based on a comprehensive set of rules determined by the client during the master seating chart and event creation process. On a specific seat basis, the operator can look at a map of the seats that are available in a requested section. Each available or open seat is shown on the map, while a seat that is not available does not appear.

          The inventory tracking capabilities also provide a facility or promoter with the ability to monitor, on a real-time basis, the progress of the sale of tickets for a particular event. This capability enhances the ability of a facility or promoter to determine whether to add additional dates for the event in order to satisfy demands.

            Mastersearch. Mastersearch is specifically designed to streamline the process of fulfilling requests for performances in a series of events. Based upon the consumer's specifications, Mastersearch executes a rapid search and finds the best available seats for the requested performances. For example, the system can quickly give the consumer a choice of the first three events that have the best pair of seats available in the lower concourse for a Wednesday performance during the month of December.

            Reports. All standard reports are online and are updated at the time each transaction occurs. There is a system of checks and balances that verifies data accuracy based on sales by event compared to sales by operator. The Ticketmaster System produces numerous reports relative to ticket sales, monies collected and event status.

            Ancillary Box Office Features. Online credit card authorization is a feature offered to selected facility box offices. Typical time to authorize a transaction is less than two seconds, and a charge slip can be printed on blank ticket stock along with the purchaser's event tickets. The box office can print a report that verifies the deposit processed by the authorizing bank.

            Closing the Event. At the conclusion of the event, the box office can take the event off-sale so that it is impossible for tickets to be sold or returned. Final reports are then prepared. An event can remain on the system indefinitely, but past events are normally archived on file copy disks and deleted from the system.

INDUSTRY OVERVIEW

     The Company believes that since a small percentage of all tickets for live entertainment events sold in the U.S. during fiscal 1997 were sold through retail outlet networks, call centers and online services operated by automated ticketing service companies, the domestic market represents a growth opportunity.

     The use of automated ticketing is generally in an earlier stage of development outside of the U.S., although the actual level of use varies greatly from country to country. While the Company believes that there is substantial potential for international growth, the timing and rate of penetration within each international market will vary.

     The supply of tickets, both domestically and internationally, has increased in recent years by virtue of, among other factors, increases in the number of facilities (e.g., construction of amphitheaters), facility size and seating capacity, event expansion into new market areas (e.g., the increase in the number of professional sports teams and the development of new sports leagues) and increases in the number of performances of an event (e.g., the adoption of lengthened regular season play and expanded post-season play by sporting leagues and associations). Ticket supply has also been enhanced by the desire of, and necessity for, facilities to continually present as many revenue-producing events as possible in order to meet their financial and other obligations. In recent years, the public's increased demand for tickets to certain entertainment events has been evidenced by its willingness to pay higher ticket prices to attend entertainment events and the spread of public interest in certain types of events beyond customary boundaries (e.g., increased worldwide interest in football, baseball and basketball). In addition to live entertainment events held at arenas, amphitheaters, stadiums and performing arts venues, automated ticketing has expanded into servicing ticket issuing facilities that do not generally have seats (e.g., museums, zoos, amusement parks, state and county fairs, golf courses, ski resorts and trade shows).

     The success of automated ticket service companies depends on their ability to develop and maintain relationships with facilities, sports teams and promoters by providing high quality service as well as the availability of, and public demand for, tickets for all types of events, including sports, family entertainment, concerts, fine arts and cultural attractions.

COMPANY HISTORY

     Ticketmaster Corporation, the Company's principal subsidiary, was organized in 1976 for the primary purpose of developing stand-alone automated ticketing systems for sale to individual facilities. Ticketmaster Corporation initially derived its revenues solely from the sale and installation of equipment and ongoing royalties and service fees, but was not involved in the actual process of selling tickets to the public. In the fall of 1982, Ticketmaster Corporation began its transformation from a seller of stand-alone systems to a service provider. Ticketmaster Corporation's growth and success resulted from combining an integrated ticket inventory control management system (which permitted season, subscription, group and individual tickets to be handled on one system) with extensive distribution capabilities. In addition, by establishing revenue sharing arrangements similar to those employed by food service and other concessionaires to the facilities, Ticketmaster Corporation provided the facilities with a new source of revenue.

     Historically, the Company expanded both internally and through joint ventures and acquisitions. During the 1980s and the early 1990s, the Company formed four principal domestic joint ventures covering all or parts of Alabama, Arkansas, Georgia, Indiana, Kentucky, Mississippi, North Carolina, Ohio, Oregon, South Carolina, Tennessee, Washington and West Virginia to operate ticket selling services in those states. In addition, the Company selectively licensed its name and technology to other entities for use in certain regions, including Northern California, Washington, D.C., Philadelphia and parts of Canada and Mexico.

     During the early 1990s, the Company continued to expand both through acquisitions and strategic alliances with joint venture partners, including, in 1991, the acquisition of certain assets (principally client contracts) of Ticketron, which previously had been one of the Company's major competitors; in 1992, the formation of a joint venture with an affiliate of Warner Music Group, Inc. to pursue automated ticketing opportunities in European markets; and in 1994, the formation of a joint venture with an affiliate of Wembley plc to provide advance ticketing for movie theaters worldwide and to market general admission ticket selling and concession control systems to various clients, including movie theaters, stadiums, arenas and amusement parks. Recently, the Company has begun to reacquire certain of the rights to use the Company's name and the Ticketmaster System that had previously been granted to joint ventures and to licensees. See "-- Joint Ventures and Licensees."

     As of January 31, 1997, the Company had expanded its ticket distribution network into 44 states domestically and four countries worldwide.

JOINT VENTURES AND LICENSEES

     In addition to the ticketing operations performed directly by the Company, the Ticketmaster System is operated in certain territories through joint ventures and licensees. Included among the Company's current and proposed joint ventures and strategic alliances are the following:

     Domestic Joint Ventures. The Company's live entertainment ticketing business in certain states is conducted through joint ventures in which the Company serves as the managing partner. The geographical territory covered by each joint venture and percentage ownership of the Company are as follows: (i) the Company owns a 33% equity interest in Ticketmaster-Southeast, which services Georgia, North Carolina, South Carolina, Birmingham, Alabama, and Chattanooga, Tennessee; (ii) the Company owns an 80% equity interest in Ticketmaster-Tennessee, which services parts of Tennessee, Arkansas and Mississippi; and (iii) the Company owns a 50% equity interest in Ticketmaster-Northwest, which services Oregon and parts of Washington (See Item 3 -- "Legal Proceedings").

     Australian Joint Ventures. On December 1, 1995, the Company and the Victorian Arts Centre Trust formed joint ventures (the "Australian Joint Ventures") for the purpose of conducting the Company's live entertainment ticketing business in Australia and, possibly, in New Zealand. The Company has a 50% interest in and serves as the managing partner of the Australian Joint Ventures. The Australian Joint Ventures' clients include the Victorian Arts Centre, the National Tennis Centre, the Melbourne Cricket Grounds, the Australian Grand Prix and the Olympic Park.

     Latin American Development Arrangement. The Company and Corporacion Interamericana de Entretenimiento, S.A. de C.V. ("CIE") are currently negotiating a development arrangement (the "Latin American Venture") for the purpose of marketing and operating the Ticketmaster System throughout Central and South America. CIE is currently the owner of a 73% equity interest in the Company's Mexico licensee (and, after the transaction described under "-- Foreign Licensees," a 50.01% equity interest). The Company will have a 50.01% interest in and serve as the manager of each operating entity which is organized pursuant to the Latin American Venture.

     Domestic Licensees. The Company has selectively licensed its name and technology to third parties for use in areas of Northern California, Oklahoma, Oregon, parts of Washington and Maryland and in Washington, D.C. and certain other cities (See Item 3 -- "Legal Proceedings"). The Company derives revenues from the licensees in the form of license fees and/or ongoing per ticket royalties. Less than 1% of the Company's total revenues during fiscal 1997 were derived from these license arrangements. Some of the

Company's license agreements continue indefinitely while others have scheduled expirations ranging from December 1997 to June 2001. Certain of the license agreements are renewable at the option of the licensee.

     Foreign Licensees. The Company has also selectively licensed its name and technology to third parties for use in parts of Canada and Mexico. The Company derives revenues from the licensees in the form of license fees and/or ongoing per ticket royalties. Less than 1% of the Company's total revenues during fiscal 1997 were derived from these license arrangements. The license agreements have varying terms with scheduled expirations ranging from May 1998 to May 2001.

     The Company is currently negotiating to acquire an additional 22.99% equity interest in the Company's Mexico licensee from CIE in consideration of the Company entering into the Latin American Venture with CIE. CIE will have general rights of management with respect to the Company's Mexico licensee.

     The Company is currently negotiating to acquire the license rights and related assets of its Canada licensee for a purchase price equal to an agreed upon multiple of such licensee's average EBITDA (as defined) for its last two fiscal years. The Company expects that the purchase price will be payable 50% in cash and 50% in non-voting, non-participating exchangeable stock of Ticketmaster's new Canadian operating subsidiary, which stock will be exchangeable into shares of the Company's Common Stock.

     The Company has recently completed the acquisition, by purchase, redemption or otherwise, of three former joint venture partners, two former minority shareholders in the Company's operating subsidiaries and three former domestic licensees and has acquired a 27% equity interest in one foreign licensee as described below:

     European Joint Venture. During 1992, the Company and Warner Music Ticketing, Inc., a subsidiary of Warner Music Group, Inc., formed Ticketmaster Europe Group (the "European Joint Venture") for the purpose of conducting the Company's live entertainment ticketing business in substantially all of Europe, inclusive of the U.K. The Company had a 50% interest in and served as the managing partner of the European Joint Venture.

     On June 7, 1996, the Company acquired the 50% equity interest of its partner in the European Joint Venture (and in a related entity) in consideration of $6 million in cash and an Exchangeable Promissory Note in the principal amount of $5 million due June 7, 1997, bearing interest at the prime rate (the "Exchangeable Promissory Note"). The Exchangeable Promissory Note plus interest was paid in full in November 1996.

     The Company's clients in the U.K. include Really Useful Group, Maybox Theatres, Cameron McIntosh and several prominent professional soccer organizations in the greater London area, all of which had previously been clients of the European Joint Venture.

     Pacer/CATS/CCS Joint Venture. During 1994, the Company and WIL, Incorporated, a subsidiary of Wembley plc ("WIL"), formed Pacer/CATS/CCS -- a Wembley Ticketmaster Joint Venture (the "Pacer Joint Venture"), for the purpose of designing, selling and servicing, worldwide other than in Israel, (i) automated ticketing systems for use by motion picture theaters; (ii) automated concession sales and control systems for use by motion picture theaters, stadiums, arenas, amusement parks and other facilities; and (iii) automated general admission ticketing systems for use by ticket-issuing facilities that do not generally have seats (e.g., amusement parks, zoos and museums). The Company had a 50% interest in and served as the managing partner of the Pacer Joint Venture. On July 29, 1996, the Company acquired the remaining 50% interest in the Pacer Joint Venture from WIL and the name of the operating entity was changed to Pacer/CATS/CCS. Consideration paid by the Company in connection with its initial 50% interest in the Pacer Joint Venture and the subsequent acquisition of WIL's 50% interest in the Pacer Joint Venture aggregated approximately $16 million in cash and the assumption of $7.5 million of debt.

     The automated ticketing and concession sales and control systems are currently in use at movie theaters worldwide, including theaters operated by AMC Theaters, Cineplex Odeon, General Cinemas, United Artists Cinemas, Warner Bros. International Theaters, MGM Theaters, UGC, Pathe and UFA Olympia Reich Group, and in such stadiums and other facilities as Wembley Stadium (U.K.), Cologne Zoo (Germany), Calgary Saddledome (Canada), CICI Parque (Mexico), and 3Com Park, Great Western Forum and

Veteran's Stadium (U.S.). Pacer/CATS/CCS has recently begun expansion into the Far East and has completed installations in Japan, Australia, New Zealand and Singapore.

     Prior to the formation of the Pacer Joint Venture, Pacer Cats Corporation (one of the operating subsidiaries of Wembley plc) entered into an agreement with Promofone, Inc., an affiliate of MovieFone, Inc. ("MovieFone"), whereby the general admission ticket selling equipment and related computer interface now owned by Pacer/CATS/CCS would be utilized in connection with MovieFone's interactive telephone movie ticketing business. The Pacer Joint Venture did not assume or otherwise become a party to that agreement. Certain disputes have arisen with respect to the interpretation of that agreement and whether any breaches have occurred thereunder. See "Item 3. Legal Proceedings."

     Ticketmaster-Indiana Joint Venture. On November 15, 1996, the Company acquired the 50% equity interest of New East Associates LLC ("New East"), its partner in Ticketmaster-Indiana, pursuant to which Ticketmaster-Indiana purchased newly issued convertible preferred stock of the Company ("Preferred Stock") in exchange for Ticketmaster-Indiana's promissory note in the principal amount of $27 million. Ticketmaster-Indiana distributed the Preferred Stock to New East in complete liquidation of New East's interest in Ticketmaster-Indiana. Concurrent with the completion of the Company's Initial Public Offering ("IPO"), the Preferred Stock automatically converted into shares of Common Stock having a value of $27 million based on $14.50 per share, the price from the Company's IPO ("IPO Price"). On November 22, 1996, the Preferred Stock was exchanged for 1,862,069 shares of Common Stock.

     Operating Subsidiaries. On November 25, 1996, the Company acquired (i) the 20% equity interest of the minority shareholder in Southwest Ticketing, Inc., the Company's operating subsidiary in Texas, for $6 million in cash and (ii) the 20% equity interest of the minority shareholder in Ticketmaster Florida, Inc., the Company's operating subsidiary in Florida, for $4.6 million in Common Stock (317,241 shares) based on the IPO Price.

     Domestic Licensees. On February 12, 1996, the Company acquired the license rights and related assets of its Nashville, Tennessee licensee. In addition, on August 31, 1996, the Company acquired the license rights and related assets of its Albuquerque, New Mexico licensee. The aggregate cash consideration for both acquisitions was $1.8 million.

     On October 3, 1996, the Company acquired the license rights and related assets of its Delaware Valley (Philadelphia) licensee for $19.0 million in cash.

     Foreign Licensees. On October 10, 1996, the Company acquired a 27% equity interest in the Company's Mexico licensee from Ogden Entertainment Inc. for $1.8 million in cash and 5% of net distributions (as defined) received with respect to such 27% equity interest by the Company from the Company's Mexico licensee through December 31, 1998.

COMPETITION

     Not all facilities, promoters and other potential clients use the services of an automated ticketing company, choosing instead to distribute their tickets through their own internal box offices or other distribution channels. Accordingly, the Company competes with the facilities, promoters and other potential clients for the right to distribute their tickets at retail outlets, by telephone and on the Internet. Among those who perform their own ticketing are Riverfront Coliseum in Cincinnati, the New York Mets, Don Law Presents (Next Ticketing) and The Shubert Organization (Telecharge).

     For those facilities and promoters which decide to utilize the services of an automated ticketing company, the Company competes with many international, national and regional ticketing systems, such as Telecharge Systems, which is a division of The Schubert Organization, Inc. and licenses the Ticketron software, Dillards Ticketing Systems, which is a division of Dillard's Department Stores, Inc. and which uses its own department stores as ticket outlets, and Destinet (formerly Mistix Corporation). Several of the Company's competitors have operations in multiple locations throughout the U.S., while others compete principally in one specific geographic location. One or more of these regional ticketing systems could expand into other regions or nationally. Other companies compete with the Company by selling stand-alone automated ticketing systems to enable the facilities to do their own ticketing, including companies that sell systems under the names Prologue, Artsoft and Lasergate in the U.S., Bocs in the U.K. and Softix in Australia, New Zealand and Pacific Rim countries. The Company has experienced substantial competition for new accounts, such as 1994 World Cup soccer (which became a client of the Company) and the National and California Park Systems and the 1996 Summer Olympics (all of which became clients of one of the Company's competitors). Accordingly, there can be no assurance that prospective clients will enter into contracts with the Company rather than the Company's competitors. The Company believes that it competes on the basis of service provided, capability of the ticketing system, distribution network, reliability and price.

     As an alternative to purchasing tickets through the Company, ticket purchasers generally may purchase tickets from the facility's box office at which an event will be held or by season, subscription or group sales directly from the venue or promoter of the event. Although processed through the Ticketmaster System, the Company derives no convenience charge revenue from the ticket purchasers with respect to those ticket purchases.

TRADEMARKS AND PATENTS

     The Company owns a number of registered trademarks in various countries relating to, among other things, the name Ticketmaster and its related logo. The Company believes that such trademarks are widely recognized throughout North America and other parts of the world and have considerable value. The Company is not aware of any actions against its trademarks used in the ticketing business and has not received any notice or claim of infringement in respect of such trademarks.

     The Company also acquired the rights to the name Ticketron in connection with the Company's purchase of certain assets of Ticketron.

     The Company presently has no patents pertaining to the Ticketmaster System. Although the Company may in the future file for patent protection on products developed or to be developed by it, there can be no assurance that any patents will be issued or, if issued, that such patents will provide the Company with meaningful protection. Further, the technology used by the Company in many of its products is likely to be within the state-of-the-art and may not be more advanced than the technology used by or available to certain of its present or potential competitors. The Company may be unable to prevent its competitors and others from incorporating features of the Company's products into their own products.

REGULATION

     The Company is subject to numerous state and local licensing laws and laws that require the disclosure of specified information to ticket purchasers. In addition, on February 8, 1996, a bill was introduced in the U.S. House of Representatives to require ticket distributors (sellers and resellers) to (i) disclose to a purchaser of an entertainment or sporting event ticket, prior to any purchase of such ticket, any fee, charge or assessment (other than a tax or other levy imposed pursuant to Federal, state or local law) to be imposed in excess of the face amount of the ticket and (ii) have the amount of any such fee, charge or assessment imprinted on the ticket or on a receipt evidencing any such ticket sale. These requirements are consistent with existing Company policy. The bill also included a provision directing the Federal Trade Commission to conduct a study of ticketing practices. The 1996 Congressional session adjourned without any action being taken with respect to the bill.

     The Company is currently regulated by a law in Georgia that establishes maximum convenience charges on tickets for certain sporting events. Other bills that could affect the way the Company does business, including bills that would regulate the amount of convenience charges, are introduced from time to time in state and local legislative bodies. The Company is unable to predict whether any such bills will be adopted and, if so, the impact thereof on its business.

     In addition, increasing concern over consumer privacy has led to the introduction from time to time of proposed legislation which could impact the direct marketing and market research industries. The Company does not know when or whether any such proposed legislation may pass or whether any such legislation would relate to the types of services currently provided by the Company or which the Company intends to develop. Accordingly, the Company cannot predict the effect, if any, that any such future regulation may have on its business.

     Further, the Company is unable to predict, at this time, the effect, if any, upon the Company's business that may result from the Telecommunications Act of 1995 and various state telecommunications laws.

EMPLOYEES

     As of January 31, 1997, the Company employed approximately 1,700 full-time employees, approximately 130 part-time administrative employees and approximately 3,500 part-time telephone operators.

     The telephone operators in New York City and Chicago and the telephone operators employed by the Australian Joint Ventures (approximately 15% of the Company's telephone operators) are the only employees of the Company covered by collective bargaining agreements. The collective bargaining agreements covering the telephone operators in New York City, Chicago and Australia are scheduled to expire on April 30, 1997, December 31, 1997, and December 1, 1997, respectively. A meeting regarding the New York City collective bargaining agreement is scheduled to be held on April 29, 1997. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

     The Company owns its principal offices in West Hollywood, California, and leases office space in various cities throughout the U.S., the U.K., Germany and France and, through joint ventures, in Australia. The Company currently has approximately 405,000 square feet of space under lease, with scheduled expirations ranging from March 1997 to September 2014.

     The Company's corporate offices are housed in a 70,000 square foot building. The building was purchased in October 1996 and also serves as the principal offices for Live! magazine and Ticketmaster Online. The Company currently occupies approximately 50,000 square feet of the building, with tenants occupying a majority of the remaining space.

ITEM 3. LEGAL PROCEEDINGS.

     The Company received a Civil Investigation Demand in June 1994 from the Antitrust Division of the United States Department of Justice for the stated purpose of determining if the Company had violated Sections 1 and 2 of the Sherman Act. Section 1 of the Sherman Act prohibits contracts, combinations or conspiracies in restraint of trade. Section 2 of the Sherman Act prohibits any person from monopolizing, attempting to monopolize or combining or conspiring to monopolize any part of trade or commerce. On July 5, 1995, the Antitrust Division issued the following release (which is quoted in its entirety): "The Department of Justice announced today that it has informed Ticketmaster Holdings Group, Inc., that it is closing its antitrust investigation into that firm's contracting practices. The Department will continue to monitor competitive developments in the ticketing industry."

     During 1994, the Company was named as a defendant in 16 federal class action lawsuits filed in United States District Courts purportedly on behalf of consumers who were alleged to have purchased tickets to various events through the Company. These lawsuits alleged that the Company's activities violated antitrust laws. On December 7, 1994, the Judicial Panel on Multidistrict Litigation transferred all of the lawsuits to the United States District Court for the Eastern District of Missouri (the "District Court") for coordinated and consolidated pretrial proceedings. After an amended and consolidated complaint was filed by the plaintiffs, the Company filed a motion to dismiss and, on May 31, 1996, the District Court granted that motion ruling that the plaintiffs had failed to state a claim upon which relief could be granted. On June 12, 1996, the plaintiffs appealed the District Court's decision to the Court of Appeals for the Eighth Circuit. The appeal has been fully briefed by the parties and oral argument was held on February 14, 1997. The Court took the case under advisement and the parties are currently awaiting the Court's decision.

     On July 20, 1994, the named plaintiffs in the Florida federal action filed a complaint in Florida state court essentially asserting the same allegations that were contained in the then pending federal action. On March 6, 1995, the Florida state court granted the Company's motion to dismiss the complaint without prejudice. Plaintiffs have appealed the dismissal, oral arguments have been presented and a decision affirming the dismissal has been rendered.

     On March 17, 1995, Moviefone, Inc. and The Teleticketing Company, L.P. filed a complaint against Ticketmaster Corporation in the United States District Court for the Southern District of New York. Plaintiffs allege that they are in the business of providing movie information and teleticketing services, and that they are parties to a contract with Pacer Cats Corporation to provide teleticketing services to movie theaters. Plaintiffs also allege that, together with Pacer Cats Corporation, they had planned to commence selling tickets to live entertainment events, and that Ticketmaster Corporation, by its conduct, frustrated and prevented plaintiffs' ability to do so. Plaintiffs further allege that Ticketmaster Corporation has interfered with and caused Pacer Cats Corporation to breach its contract with plaintiffs. The complaint asserts that the Company's actions violate Section 7 of the Clayton Act and Sections 1 and 2 of the Sherman Act, and that the Company tortiously interfered with contractual and prospective business relationships. The Company has filed a motion to dismiss which is fully briefed and undecided. The court heard oral argument on September 26, 1995. On March 4, 1997, prior to the rendering of any decision by the Court on the Company's motion to dismiss, the Company received an amended complaint in which the plantiffs assert essentially the same claims as in the prior complaint but have added a RICO claim and tort claims. The Company filed a motion to dismiss the amended complaint on April 17, 1997.

     On February 24, 1997, Ticketmaster Corporation of Washington ("TCW"), a wholly-owned subsidiary of the Company, filed a complaint against HBI Financial, Inc. ("HBI"), its 50% joint venture partner in the Ticketmaster Northwest Joint Venture, seeking dissolution of the Joint Venture. On March 17, 1997, HBI filed a counterclaim against TCW seeking a declaratory judgment that TCW by its actions in filing the lawsuit dissolved the Joint Venture in contravention of the joint venture agreement. On April 11, 1997, TCW filed a motion for summary judgment asserting that since the Joint Venture had an indefinite term, it could be dissolved, under Washington law, at the will of either partner. On April 22, 1997, HBI filed its response and a motion for partial summary judgment.

     On April 18, 1997, Ticketmaster Group Limited Partnership, the Company's licensee in Maryland, Washington D.C. and parts of Virginia, filed a First Amended complaint against Ticketmaster Corporation, a wholly-owned subsidiary of the Company, in the United States District Court for the Northern District of Illinois. Plaintiff alleges that Ticketmaster Corporation has undertaken a course of conduct designed to force plaintiff to sell its operations or relinquish management control to Ticketmaster Corporation by intentionally withholding access codes and enhancements to the Ticketmaster System. Plaintiff alleges that Ticketmaster Corporation, by its conduct, has breached the license agreement between the parties and has engaged in tortious and unfair business practices. Ticketmaster Corporation intends to file an answer denying the material allegations contained in the complaint and asserting various defenses thereto, as well as a counterclaim seeking a declaratory judgment that plaintiff is in breach of the license agreement between the parties and should be terminated as a Ticketmaster licensee.

     On April 28, 1997 Ticketmaster Corporation filed a complaint against Microsoft Corporation ("Microsoft") in the United States District Court for the Central District of California. Plaintiff alleges that Microsoft wrongfully appropriated and misused Ticketmaster's world wide web site by unlawfully linking its own web site to and associating it with the Ticketmaster web site. Plaintiff seeks declaratory judgment in its favor, seeks to permanently enjoin Microsoft from making any commercial use of Ticketmaster's web site and seeks unspecified damages.

     From time to time, state and local authorities commence investigations or inquiries with respect to the Company's compliance with applicable antitrust, consumer protection, deceptive advertising, unfair business practice and other laws. The Company has historically cooperated in and satisfactorily resolved each such investigation or inquiry.

     The Company believes that it has conducted its business in substantial compliance with all applicable laws, including federal and state antitrust laws. In the opinion of the Company's management, none of the Company's legal proceedings will have a material adverse effect on the Company's financial position or results of operation. The Company has incurred significant legal expenses in connection with these and other investigations and lawsuits and may incur additional significant legal expenses in the future should investigations or lawsuits be instituted.

     The Company is involved in various other litigation and claims arising out of or related to the normal conduct of its business, including but not limited to, claims alleging violations of the antitrust laws. In the opinion of the Company, none of these proceedings will have a material adverse effect on its results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of its fiscal year ended January 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     In November 1996, the Company completed the Initial Public Offering at an initial price to the public of $14.50 per share. The market price of the Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of new contracts or contract cancellations, announcements of technological innovations or new products or services by the Company or its competitors, changes in financial estimates by securities analysts or other events or factors. The market price of the Common Stock also may be affected by the Company's ability to meet analysts' expectations, and any failure to meet such expectations, even if minor, could have a material adverse effect on the market price of the Common Stock.

     The Common Stock is traded on the Nasdaq National Market under the symbol "TKTM." The following table sets forth the range of the high and low closing sale prices of the Common Stock, for the fiscal quarter indicated, as reported on the Nasdaq National Market:

                                                                       HIGH   LOW
                                                                       -----  ----
        Fourth Quarter Fiscal 1997
          (from November 18, 1996)...................................  15     10 1/4

     As of April 23, 1997, there were 24,739,715 shares of Common Stock outstanding, held by approximately 100 shareholders of record.

     Since November 17, 1993, the Company has not declared or paid any dividends upon its Common Stock. The Company presently intends to retain earnings during the foreseeable future for general corporate purposes, including business expansion and capital expenditures. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend on the Company's profitability, financial condition, capital needs, future prospects and other factors deemed relevant by the Board of Directors.

     Furthermore, the Company's Credit Agreement, as amended (the "Credit Agreement"), imposes restrictions and limitations on the making of dividends and distributions to the Company's shareholders. Accordingly, the future ability of the Company to declare and pay dividends on its Common Stock will be limited by virtue of the restrictions under the Credit Agreement.

     In addition, the separate credit agreement pertaining to the Company's Pacer/CATS/CCS operations restricts the ability of that entity to transfer funds to the Company in the form of cash dividends, loans or advances.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Consolidated Financial Statements and the related notes appearing elsewhere in this Report.

                            SELECTED FINANCIAL DATA

                            HISTORICAL AND PRO FORMA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                               PRO FORMA
                                                                                                        -----------------------
                                                                                                              FISCAL YEAR
                                                                                                                 ENDED
                                                           YEAR ENDED JANUARY 31,                             JANUARY 31,
                                       --------------------------------------------------------------   -----------------------
                                          1993         1994         1995         1996         1997         1996         1997
                                       ----------   ----------   ----------   ----------   ----------   ----------   ----------
Consolidated Businesses
  Revenue............................  $  134,805   $  146,640   $  182,950   $  161,250   $  230,961   $  223,666   $  270,851
  Operating income...................      14,576        7,763        4,045        2,710       13,663        3,485       14,394
  Net income (loss)..................       7,501           40       (6,678)      (8,095)       1,792       (4,479)       3,672
  Net income (loss) per share........  $     2.48   $     0.01   $    (0.44)  $    (0.53)  $     0.10   $    (0.18)  $     0.15
Unconsolidated Joint Ventures
  Revenue............................  $   35,993   $   41,812   $   69,269   $   80,053   $   67,541   $   33,286   $   33,763
  Operating income...................       2,661        3,845        4,712        8,690        9,398        5,891        5,936
  Net income.........................       2,625        3,738        3,632        7,443        8,859        6,045        5,925
  Ticketmaster's share of net               1,061        1,577        1,360        1,458        3,605        2,622        3,116
    income...........................
SUPPLEMENTAL INFORMATION:
Number of tickets sold:
Consolidated Businesses..............      36,881       38,655       42,458       37,619       45,530       48,144       52,325
Unconsolidated Joint Ventures........      11,057       12,194       13,156       15,497       14,491        8,459        8,586
                                       ----------   ----------   ----------   ----------   ----------   ----------   ----------
Managed Businesses...................      47,938       50,849       55,614       53,116       60,021       56,603       60,911
                                       ==========   ==========   ==========   ==========   ==========   ==========   ==========
Gross dollar value of ticket sales:
Consolidated Businesses..............  $  898,121   $1,001,098   $1,308,310   $1,116,660   $1,370,709   $1,389,801   $1,557,405
Unconsolidated Joint Ventures........     246,378      282,274      345,491      414,918      409,646      236,939      251,265
                                       ----------   ----------   ----------   ----------   ----------   ----------   ----------
Managed Businesses...................  $1,144,499   $1,283,372   $1,653,801   $1,531,578   $1,780,355   $1,626,740   $1,808,670
                                       ==========   ==========   ==========   ==========   ==========   ==========   ==========
Total revenues:
Consolidated Businesses..............  $  134,805   $  146,640   $  182,950   $  161,250   $  230,961   $  223,666   $  270,851
Unconsolidated Joint Ventures........      35,993       41,812       69,269       80,053       67,541       33,286       33,763
                                       ----------   ----------   ----------   ----------   ----------   ----------   ----------
Managed Businesses...................  $  170,798   $  188,452   $  252,219   $  241,303   $  298,502   $  256,952   $  304,614
                                       ==========   ==========   ==========   ==========   ==========   ==========   ==========
EBITDA(1)
Consolidated Businesses..............  $   22,913   $   15,585   $   15,986   $   10,577   $   22,602   $   18,483   $   29,273
Unconsolidated Joint Ventures........       6,939        8,671        9,774       13,091       13,426        3,743        8,383
                                       ----------   ----------   ----------   ----------   ----------   ----------   ----------
Managed Businesses...................  $   29,852   $   24,256   $   25,760   $   23,668   $   36,028   $   22,226   $   37,656
                                       ==========   ==========   ==========   ==========   ==========   ==========   ==========
Attributable EBITDA(2)...............  $   25,262   $   18,235   $   19,503   $   15,222   $   28,299   $   23,272   $   34,116
Net cash provided by (used in)
  operating activities:
Consolidated Businesses..............  $   21,384   $   14,571   $   12,309   $   (3,068)  $   15,585   $    1,239   $   29,586
Unconsolidated Joint Ventures........      12,439        6,439       15,761       17,658       11,806       14,927        2,965
                                       ----------   ----------   ----------   ----------   ----------   ----------   ----------
Managed Businesses...................  $   33,823   $   21,010   $   28,070   $   14,590   $   27,391   $   16,166   $   32,551
                                       ==========   ==========   ==========   ==========   ==========   ==========   ==========
Net cash provided by (used in)
  investing activities:
Consolidated Businesses..............  $   (4,830)  $   (6,250)  $  (14,553)  $   (9,452)  $  (43,752)  $  (12,107)  $  (45,105)
Unconsolidated Joint Ventures........     (10,431)      (4,654)      (1,772)      (6,508)      (4,775)      (3,793)      (3,345)
                                       ----------   ----------   ----------   ----------   ----------   ----------   ----------
Managed Businesses...................  $  (15,261)  $  (10,904)  $  (16,325)  $  (15,960)  $  (48,527)  $  (15,900)  $  (48,450)
                                       ==========   ==========   ==========   ==========   ==========   ==========   ==========
Net cash provided by (used in)
  financing activities:
Consolidated Businesses..............  $  (14,017)  $   (2,732)  $   15,086   $    7,772   $   55,096   $    7,439   $   55,181
Unconsolidated Joint Ventures........       3,119       (5,406)      (9,133)      (5,011)      (4,810)        (645)      (3,329)
                                       ----------   ----------   ----------   ----------   ----------   ----------   ----------
Managed Businesses...................  $  (10,898)  $   (8,138)  $    5,953   $    2,761   $   50,286   $    6,794   $   51,852
                                       ==========   ==========   ==========   ==========   ==========   ==========   ==========

     Notes following

---------------

(1) Defined as revenue less operating costs before interest, taxes, depreciation and amortization, ("EBITDA"). Managed Business EBITDA does not represent cash flows from operations, as defined by generally accepted accounting principles, and should not be considered to be an alternative to net income as an indicator of operating performance or to cash flows from operations as a measure of liquidity. Management believes that an EBITDA presentation is an important factor in evaluating the amount of cash available for repayment of debt, future investments and dividends and in determining cash available for future distributions.

(2) Defined as Ticketmaster's pro rata share in the results of its Consolidated Businesses and Unconsolidated Joint Ventures' revenue less operating costs before interest, taxes, depreciation and amortization. EBITDA does not represent cash flows from operations, as defined by generally accepted accounting principles, and should not be considered to be an alternative to net income as an indicator of operating performance or to cash flows from operations as a measure of liquidity. Management believes that an EBITDA presentation is an important factor in evaluating the amount of cash available for repayment of debt, future investments and dividends and in determining cash available for future distributions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Management's discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and related Notes thereto.

GENERAL

     Certain statements contained in the following discussions and elsewhere in the Form 10-K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus prospective. Such forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from those anticipated by these forward-looking statements as a result of various factors. In light of these risks and uncertainties, there can be no assurance that events anticipated by the forward-looking statements contained below will in fact transpire.

     The Company seeks to optimize the performance of each of the Managed Businesses regardless of its percentage ownership. The Company provides the same scope of ticket inventory control and management, distribution and dedicated marketing and support services to its joint ventures as it does to its wholly owned operating subsidiaries. Consequently, certain aspects of the performance of the Managed Businesses are better understood by measuring their performance as a whole without regard to the Company's ownership interest. Where relevant, certain aspects of the performance of the Managed Businesses are also discussed with regard to the Consolidated Businesses and Unconsolidated Joint Ventures separately.

     The Company believes that a meaningful measure of its operating results, in addition to those of the Company on a historical consolidated basis, is a period to period comparison of the results of the Managed Businesses. Accordingly, in order to obtain a better understanding of the factors affecting the Company's performance, additional operating data is presented to show the Company's attributable beneficial interest in (i.e., its pro rata share of the results of) the Managed Businesses regardless of whether or not fully consolidated.

     During fiscal 1997, the Company made several acquisitions of third party interests in certain of the Company's joint ventures and licensees (see "Business -- Joint Ventures and Licensees"). Comparisons of results of operations have been significantly affected by these acquisitions.

REVENUES

     Historically, ticket operation revenues are primarily comprised of convenience charges which the Company generates by providing clients with access to the Company's extensive distribution capabilities including Company-owned call centers, an independent network of sales outlets remote to the client's box office and non-traditional distribution channels such as the Internet. Other components of ticket operations revenue include handling fees attributed to the sale and distribution of tickets through channels other than remote sales outlets, credit card fee reimbursements and licensing fees. Supplemental revenues are generated through the development of integrated marketing programs designed to provide a strategic partner with access to the Company's extensive distribution capabilities and media assets such as Live! magazine and Ticketmaster Online. Additional sponsorship and promotion opportunities exist through call center music on hold, ticketbacks, inserts and ticket envelopes. The Company also generates revenues from the sale of ticketing systems to licensees and other third party users, which revenues historically have averaged between 1% and 2% of total revenues on an annual basis.

     The Company generally contracts with each client to be its exclusive agent for ticket distribution for a specified period, typically three to five years, and has experienced a high contract renewal rate. In contracts with clients, the Company is granted the right to collect from ticket purchasers a per ticket convenience charge on all tickets sold by the Company and an additional per order handling charge on those tickets sold by the Company at other than remote sales outlets.

     Fluctuations in ticket operation revenues occur largely as a result of changes in the number of tickets sold and changes in the Company's average revenue per ticket. The number of tickets sold by the Company can vary as a result of (i) additions or deletions to the list of client facilities serviced by the Company; (ii) fluctuations in the scheduling of events, particularly for popular performers; (iii) overall consumer demand for live entertainment events; and (iv) the percentage of tickets for events which are sold directly by the Company's clients and not through the Company's distribution system.

     The average revenue per ticket will vary as a result of the amount of convenience charges earned on each ticket. The amount of the convenience charge typically varies based upon numerous factors, including the type of event and whether the ticket is purchased at a retail sales outlet or through call centers, as well as the services to be rendered to the client, the amount and cost of equipment to be installed at the client's facility and the amount of advertising and/or promotional allowances to be provided by the Company. Generally, contracts with clients provide for scheduled increases in convenience charges during the term of the contract.

     The sale of tickets for an event often commences several months prior to the date of the event. The Company recognizes ticket operation revenue when the ticket is sold. If an event is likely to be canceled, a reserve is established in the financial statements for potential convenience charge refunds. Except for major league sports' work stoppages, the losses attributable to cancellations have been very limited because most events are postponed and rescheduled rather than canceled.

     Additional revenue is generated through the sale of automated concession inventory control systems which are manufactured by Pacer/CATS/CCS and marketed to movie theatres, stadiums, arenas and general admission facilities. Revenue is principally recognized from the sale and installation of the hardware and software and includes a component of service revenue which is earned from maintaining systems sold to its client base.

     The Company has generated revenue through the sale of subscriptions to the Ticketmaster Entertainment Guides, which were produced and distributed by the Company to provide the ticket buying public with regional information regarding future live entertainment events. Significant growth in the number of subscribers to the Entertainment Guide led, in part, to the creation of Live! magazine, a monthly entertainment publication whose first edition was published in February 1996. Each edition of Live! contains a supplemental regional Entertainment Guide inserted for the reader's benefit. Issues of Live! magazine published during the 1997 fiscal year had an aggregate of 351 pages of advertising.

     The Company also operates Entertainment To Go ("ETG"), a merchandising business designed to leverage the Company's inbound call center traffic, its database of consumers and its relationships with the music and entertainment industries to effectively sell at retail prices music, tour and entertainment related merchandise products to consumers.

OPERATING COSTS

     The Company records ticket operations costs specifically associated with the distribution of tickets sold through its system. The largest components of these operating costs are payroll, telecommunication charges, data communication costs and commissions paid on tickets distributed through outlets away from the box office, along with the clients' share of convenience charges, and other expenses with lesser components including ticket stock and postage. These costs are primarily variable in nature. Direct payroll costs relate to the Company's call centers, which are located throughout the U.S., and in the U.K., Australia and Mexico. Outlet commissions are paid to music chains, department stores and other independent retail locations in exchange for their providing space and personnel to service ticket purchases. The participation, if any, by clients in the Company's revenues from convenience charges and other revenues is set forth in the Company's contracts with its clients.

     Costs incurred from the manufacturing and distribution of automated concession inventory control systems include research and development, inventory procurement, payroll and other costs for installment and distribution expenses. These costs are primarily variable in nature and fluctuate based upon the number of systems installed on an annual basis.

     Costs associated with the production and fulfillment of Live! magazine include production (paper and printing), editorial and distribution costs. These costs are primarily variable in nature and fluctuate based upon the number of copies produced and the number of pages in each edition.

     The costs recorded by the Company for its merchandising operations are directly related to the procurement of products which are ultimately sold and distributed to consumers. The Company acquires its products through licensees of major touring acts and other copyright owners and does not generally invest in or hold inventory prior to sale; consequently, operations are designed to quickly access product inventory to fulfill orders.

     Because many operating expenses such as those attributable to technology support, sales and marketing, human resources management and other administrative functions are not allocable to specific businesses, they are recorded as corporate general and administrative expenses. These cost characteristics of maintaining the Company's Consolidated Businesses differ from the cost characteristics of the Unconsolidated Joint Ventures; consequently, Consolidated Businesses have higher costs of services as a percentage of revenue than Unconsolidated Joint Ventures.

OTHER

     Although the Company collects ticket receipts, representing the full ticket sale price, on behalf of its clients, it only records as revenue the convenience charges and handling fees included in the ticket sales price. The remainder of the ticket sales price constitutes funds being held on behalf of clients, which the Company is obligated to remit to its clients at times specified by contracts with each client. As a result, a significant portion of the Company's cash, accounts receivable and accounts payable relates to funds received and held on behalf of clients. Accounts payable clients primarily represent the ticket proceeds payable to its clients, which are paid according to the terms specified in each contract, typically weekly. Accounts receivable clients primarily represent the portion of ticket proceeds, including the convenience charges, due the Company from its independent outlets and from credit card companies. The Company's contracts with outlets set forth payment terms, generally ranging from daily to weekly, which together with other collection procedures virtually eliminate losses from these receivables.

PRO FORMA FINANCIAL INFORMATION

     As described in Note 4 of the Consolidated Financial Statements, the Company acquired (by purchase, redemption or otherwise) various Joint Venture partners', minority shareholders' and licensees' interests during fiscal 1997. Accordingly, the following pro forma financial information has been prepared to illustrate the effects of these acquisitions and the application of the proceeds of the Initial Public Offering completed on November 22, 1996. The pro forma financial information does not purport to represent what the Company's results of operations actually would have been if such transactions had in fact occurred on such dates. The pro forma adjustments are based on currently available information and upon certain assumptions that management believes are reasonable under certain circumstances. The pro forma financial information and accompanying notes should be read in conjunction with the Consolidated Financial Statements and related Notes thereto.

                            TICKETMASTER GROUP, INC.

                   PRO FORMA COMBINED STATEMENT OF OPERATIONS

                       FISCAL YEAR ENDED JANUARY 31, 1997
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                   TICKETMASTER  ACQUIRED    OTHER ACQUIRED
                                   CONSOLIDATED TICKETING    BUSINESSES --     PRO FORMA       COMBINED
                                   BUSINESSES   BUSINESSES   PACER/CATS/CCS   ADJUSTMENTS     PRO FORMA
                                   ----------   ----------   --------------   -----------     ----------
Revenues:
  Ticketing operations............ $  205,491   $   26,878                      $  (128)(1)   $  232,241
  Concession control systems......     12,401                   $ 12,964                          25,365
  Publications....................     10,769          176                                        10,945
  Merchandising...................      2,300                                                      2,300
                                     --------      -------       -------                         -------
                                      230,961       27,054        12,964                         270,851
Operating costs, expenses and
  other items:
  Ticketing operations............    122,243       15,490                         (128)(1)      137,605
  Ticketing selling, general and
     administrative...............     35,789        4,608                                        40,397
  Concession control systems
     operations...................      7,377                      8,462                          15,839
  Concession control systems
     selling, general and
     administrative...............      5,995                      4,687                          10,682
  Publications....................     17,965          100                                        18,065
  Merchandising...................      2,141                                                      2,141
  Corporate general and
     administrative...............     16,849                                                     16,849
  Depreciation....................      6,714          962           362            350(2)         8,388
  Amortization of goodwill........      2,356           30           142          1,202(3)         3,730
  Amortization of other...........      3,474          162                        2,241(3)         5,877
  Equity in net (income) of
     unconsolidated affiliates....     (3,605)        (365)                         854(4)        (3,116)
                                     --------      -------       -------                         -------
     Operating income (loss)......     13,663        6,067          (689)                         14,394
Other expenses:
  Interest expense, net...........     11,508          (47)          484         (3,152)(5)        8,793
  Minority interests..............        300                                      (219)(6)           81
  Gain on sale of unconsolidated
     affiliate....................     (3,195)                                                    (3,195)
                                     --------      -------       -------                         -------
     Income (loss) before income
       taxes......................      5,050        6,114        (1,173)                          8,715
  Income tax provision............      3,258                                     1,785(7)         5,043
                                     --------      -------       -------                         -------
     Net income (loss)............ $    1,792   $    6,114      $ (1,173)                     $    3,672
                                     ========      =======       =======                         =======
  Net income per share............ $     0.10                                                 $     0.15
                                     ========                                                    =======
  Weighted average number of
     common shares
     outstanding(8)............... 17,243,626                                                 24,760,882
                                     ========                                                    =======
  Supplemental Financial Information:
     EBITDA(9).............................................................                   $   29,273
     Attributable EBITDA(10)...............................................                       34,116
     Net cash provided by operating activities.............................                       29,586
     Net cash (used in) investing activities...............................                      (45,105)
     Net cash provided by financing activities.............................                       55,181

Notes following

                            TICKETMASTER GROUP, INC.

           NOTES TO JANUARY 31, 1997 PRO FORMA FINANCIAL INFORMATION

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

 (1) Represents the elimination of license fees paid by Delaware Valley (Philadelphia) to Ticketmaster during the year.

 (2) Represents depreciation arising from the purchase of the building which serves as corporate headquarters.

 (3) Represents amortization arising from the purchased user agreements and excess purchase price paid for the net assets of a joint venture partner's 50% equity interest in the European Joint Venture, a licensee's 100% equity interest in Nashville, Tennessee, a joint venture partner's 50% equity interest in Ticketmaster-Indiana, a licensee's 100% equity interest in Delaware Valley (Philadelphia), a minority shareholder's 20% equity interest in the Company's Florida operating subsidiary, a minority shareholder's 20% equity interest in the Company's Texas operating subsidiary and a licensee's approximately 50% equity interest in its Mexico licensee. The purchased user agreements are being amortized using a discounted cash flow method through the expiration date of the underlying contracts, generally ranging from 3 to 10 years. The cost in excess of net assets acquired is being amortized over a 30 year period.

 (4) Represents the consolidation of income earned by Ticketmaster-Indiana and the European Joint Venture, aggregating $2,027, and losses incurred by the Pacer Joint Venture, totaling $1,173.

 (5) Represents the reduction in interest expense resulting from the repayment of indebtedness under the Company's Credit Agreement at rates of interest incurred by the Company during the year, approximately 7.0%.

 (6) Represents a decrease in the minority interests held by the minority shareholders in the Company's Florida and Texas operating subsidiaries.

 (7) Represents the related income tax effect of the pro forma adjustments utilizing a statutory Federal rate of 34% and a statutory rate for state and foreign taxes based on the rate in the applicable jurisdiction.

 (8) Includes 15,310,405 weighted average common and common equivalent shares outstanding at January 31, 1996, 7,250,000 shares of Common Stock issued by the Company in connection with the Initial Public Offering, 21,167 of additional common stock equivalents at January 31, 1997 and 1,862,069 and 317,241 shares of Common Stock issued in connection with the acquisition, by purchase, redemption or otherwise, of it joint venture partner's 50% equity interest in Ticketmaster-Indiana and the minority shareholder's 20% equity interest in the Company's Florida operating subsidiary, respectively.

 (9) Defined as revenue less operating costs before interest, taxes, depreciation and amortization. EBITDA does not represent cash flows from operations, as defined by generally accepted accounting principles, and should not be considered to be an alternative to net income as an indicator of operating performance or to cash flows from operations as a measure of liquidity. Management believes that an EBITDA presentation is an important factor in evaluating the amount of cash available for repayment of debt, future investments and dividends and in determining cash available for future distributions.

 (10) Defined as Ticketmaster's pro rata share of its Consolidated Businesses and Unconsolidated Joint Ventures' revenue less operating costs before interest, taxes, depreciation and amortization. EBITDA does not represent cash flows from operations, as defined by generally accepted accounting principles, and should not be considered to be an alternative to net income as an indicator of operating performance or to cash flows from operations as a measure of liquidity. Management believes that an EBITDA presentation is an important factor in evaluating the amount of cash available for repayment of debt, future investments and dividends and in determining cash available for future distributions.

                            TICKETMASTER GROUP, INC.

                   PRO FORMA COMBINED STATEMENT OF OPERATIONS

                       FISCAL YEAR ENDED JANUARY 31, 1996
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                  TICKETMASTER    ACQUIRED    OTHER ACQUIRED
                                  CONSOLIDATED   TICKETING    BUSINESSES --     PRO FORMA        COMBINED
                                   BUSINESSES    BUSINESSES   PACER/CATS/CCS   ADJUSTMENTS      PRO FORMA
                                  ------------   ----------   --------------   -----------      ----------
Revenues:
  Ticketing operations...........  $   154,851   $   38,170                      $  (238)(1)    $  192,783
  Concession control systems.....                                $ 22,985                           22,985
  Publications...................        4,198        1,499                                          5,697
  Merchandising..................        2,201                                                       2,201
                                      --------      -------       -------                          -------
                                       161,250       39,669        22,985                          223,666
Operating costs, expenses and
  other items:
  Ticketing operations...........       97,147       20,289                         (238)(1)       117,198
  Ticketing selling, general and
     administrative..............       27,748        7,666                                         35,414
  Concession control systems
     operations..................                                  18,844                           18,844
  Concession control systems
     selling, general and
     administrative..............                                   6,902                            6,902
  Publications...................        9,129        1,047                                         10,176
  Merchandising..................        1,891                                                       1,891
  Corporate general and
     administrative..............       14,758                                                      14,758
  Depreciation...................        4,868        1,671           681            367(2)          7,587
  Amortization of goodwill.......        1,925          105           275          1,714(3)          4,019
  Amortization of other..........        2,532          474                        3,008(3)          6,014
  Equity in net (income) of
     unconsolidated affiliates...       (1,458)        (157)                      (1,007)(4)        (2,622)
                                      --------      -------       -------                          -------
     Operating income (loss).....        2,710        8,574        (3,717)                           3,485
Other expenses:
  Interest expense, net..........       12,782           69           985         (3,029)(5)        10,807
  Minority interests.............          273                                      (129)(6)           144
                                      --------      -------       -------                          -------
     Income (loss) before income
       taxes.....................      (10,345)       8,505        (4,702)                          (7,466)
  Income tax provision
     (benefit)...................       (2,250)                       305         (1,042)(7)        (2,987)
                                      --------      -------       -------                          -------
     Net income (loss)...........  $    (8,095)     $ 8,505      $ (5,007)                      $   (4,479)
                                      ========      =======       =======                          =======
  Net loss per share.............  $     (0.53)                                                 $    (0.18)
                                      ========                                                     =======
  Weighted average number of
     common shares
     outstanding(8)..............  15,310,405                                                   24,739,715
  Supplemental Financial Information:
     EBITDA(9)..............................................................                    $   18,483
     Attributable EBITDA(10)................................................                        23,272
     Net cash provided by operating activities..............................                         1,239
     Net cash (used in) investing activities................................                       (12,107)
     Net cash provided by financing activities..............................                         7,439

Notes following

                            TICKETMASTER GROUP, INC.

           NOTES TO JANUARY 31, 1996 PRO FORMA FINANCIAL INFORMATION

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

 (1) Represents the elimination of license fees paid by Delaware Valley (Philadelphia) and Nashville to Ticketmaster during the year.

 (2) Represents depreciation arising from the purchase of the building which serves as corporate headquarters.

 (3) Represents amortization arising from the purchased user agreements and excess purchase price paid for the net assets of a joint venture partner's 50% equity interest in the European Joint Venture, a licensee's 100% equity interest in Nashville, Tennessee, a joint venture partner's 50% equity interest in Ticketmaster-Indiana, a licensee's 100% equity interest in Delaware Valley (Philadelphia), a minority shareholder's 20% equity interest in the Company's Florida operating subsidiary, a minority shareholder's 20% equity interest in the Company's Texas operating subsidiary and a licensee's approximately 50% equity interest in its Mexico licensee. The purchased user agreements are being amortized using a discounted cash flow method through the expiration date of the underlying contracts generally ranging from 3 to 10 years. The cost in excess of net assets acquired is being amortized over a 30 year period.

 (4) Represents the consolidation of income earned by Ticketmaster-Indiana and the European Joint Venture, aggregating $3,709, and losses incurred by the Pacer Joint Venture, totaling $4,211, offset by an increase of $505 in equity for inclusion of the Australian Joint Venture for the entire year.

 (5) Represents the reduction in interest expense resulting from the repayment of indebtedness under the Company's Credit Agreement at rates of interest incurred by the Company during the year, approximately 7.0%.

 (6) Represents a decrease in the minority interests held by the minority shareholders in the Company's Florida and Texas operating subsidiaries.

 (7) Represents the related income tax effect of the pro forma adjustments utilizing a statutory rate of 40%.

 (8) Includes 15,310,405 weighted average common and common equivalent shares outstanding at January 31, 1996, 7,250,000 shares of Common Stock issued by the Company in connection with the Initial Public Offering, and 1,862,069 and 317,241 shares of Common Stock issued in connection with the acquisition, by purchase, redemption or otherwise, of it joint venture partner's 50% equity interest in Ticketmaster-Indiana and the minority shareholder's 20% equity interest in the Company's Florida operating subsidiary, respectively.

 (9) Defined as revenue less operating costs before interest, taxes, depreciation and amortization. EBITDA does not represent cash flows from operations, as defined by generally accepted accounting principles, and should not be considered to be an alternative to net income as an indicator of operating performance or to cash flows from operations as a measure of liquidity. Management believes that an EBITDA presentation is an important factor in evaluating the amount of cash available for repayment of debt, future investments and dividends and in determining cash available for future distributions.

(10) Defined as Ticketmaster's pro rata share of its Consolidated Businesses and Unconsolidated Joint Ventures' revenue less operating costs before interest, taxes, depreciation and amortization. EBITDA does not represent cash flows from operations, as defined by generally accepted accounting principles, and should not be considered to be an alternative to net income as an indicator of operating performance or to cash flows from operations as a measure of liquidity. Management believes that an EBITDA presentation is an important factor in evaluating the amount of cash available for repayment of debt, future investments and dividends and in determining cash available for future distributions.

RESULTS OF OPERATIONS

     The following tables set forth operating results for the Managed Businesses showing the results of the Consolidated Businesses and the Unconsolidated Joint Ventures as a percentage of total revenues. The percentages shown for the Unconsolidated Joint Ventures represent the full balance for each line item and are not reduced by the joint venture ownership interests held by entities other than the Company.

                                                                       YEAR ENDED JANUARY 31,
                                                                      -------------------------
                                                                      1995      1996      1997
                                                                      -----     -----     -----
I.  CONSOLIDATED BUSINESSES
  Revenue:
     Ticketing operations............................................  96.8%     96.1%     88.9%
     Concession control systems......................................   0.0       0.0       5.4
     Publications....................................................   2.5       2.6       4.7
     Merchandising...................................................   0.7       1.3       1.0
                                                                      -----     -----     -----
                                                                      100.0     100.0     100.0
                                                                      -----     -----     -----
  Operating Costs:
     Ticketing operations............................................  61.6      60.2      52.9
     Ticketing selling, general and administrative...................  15.8      17.2      15.5
     Concession control systems operations...........................   0.0       0.0       3.2
     Concession control systems selling, general and
      administrative.................................................   0.0       0.0       2.6
     Publications....................................................   1.6       5.7       7.8
     Merchandising...................................................   0.7       1.2       0.9
     Corporate general and administrative............................   7.5       9.2       7.3
     Write off of in-process research and development................   4.1       0.0       0.0
     Depreciation....................................................   2.6       3.0       2.9
     Amortization of goodwill........................................   1.0       1.2       1.0
     Amortization of other...........................................   3.7       1.6       1.5
     Equity in net income of unconsolidated affiliates...............  (0.7)     (0.9)     (1.6)
                                                                      -----     -----     -----
          Operating income...........................................   2.1       1.6       6.0
  Other expenses:
     Interest expense and minority interests.........................   7.3       8.1       5.1
     Gain on sale of unconsolidated affiliate........................   0.0       0.0      (1.4)
                                                                      -----     -----     -----
          Income (loss) before income taxes..........................  (5.2)     (6.5)      2.3
  Income tax provision...............................................  (1.5)     (1.4)      1.4
                                                                      -----     -----     -----
          Net income (loss)..........................................  (3.7)%    (5.1)%     0.9%
                                                                      =====     =====     =====

                                                                       YEAR ENDED JANUARY 31,
                                                                      -------------------------
                                                                      1995      1996      1997
                                                                      -----     -----     -----
II.  UNCONSOLIDATED JOINT VENTURES:
  Revenue:
     Ticketing operations............................................  69.0%     68.9%     80.5%
     Publications....................................................   3.1       2.4       0.3
     Concession control systems......................................  27.9      28.7      19.2
                                                                      -----     -----     -----
                                                                      100.0     100.0     100.0
                                                                      -----     -----     -----
  Operating costs:
     Ticketing operations............................................  40.7      38.5      45.1
     Ticketing selling, general and administrative...................  13.1      11.5      15.4
     Publications....................................................   1.8       1.4       0.2
     Concession control systems operations...........................  17.6      19.9      12.5
     Concession control systems selling, general and
      administrative.................................................  12.7      12.3       6.9
     Depreciation....................................................   4.3       3.2       3.0
     Amortization of goodwill........................................   0.4       0.5       0.2
     Amortization of other...........................................   2.6       1.8       2.8
                                                                      -----     -----     -----
          Operating income...........................................   6.8      10.9      13.9
  Other expenses:
     Interest expense and other......................................   0.8       1.2       0.4
                                                                      -----     -----     -----
          Income before income taxes.................................   6.0       9.7      13.5
  Income tax provision...............................................   0.7       0.4       0.4
                                                                      -----     -----     -----
          Net income.................................................   5.3%      9.3%     13.1%
                                                                      =====     =====     =====

FISCAL YEAR 1997 COMPARED WITH FISCAL YEAR 1996

     The following tables set forth operating results for the Consolidated Businesses and the Unconsolidated Joint Ventures, collectively, the Managed Businesses. The amounts shown for the Unconsolidated Joint Ventures represent the full balance for each line item and do not give effect to the joint venture ownership interests held by entities other than the Company.

                                 YEAR ENDED JANUARY 31, 1996                  YEAR ENDED JANUARY 31, 1997
                          ------------------------------------------   ------------------------------------------
                                         UNCONSOLIDATED                               UNCONSOLIDATED
                          CONSOLIDATED       JOINT         MANAGED     CONSOLIDATED       JOINT         MANAGED
                           BUSINESSES       VENTURES      BUSINESSES    BUSINESSES       VENTURES      BUSINESSES
                          ------------   --------------   ----------   ------------   --------------   ----------
                                                              (IN THOUSANDS)
Revenues:
  Ticketing
    operations..........    $154,851        $ 55,129       $209,980      $205,491        $ 54,401       $259,892
  Concession Control
    Systems.............          --          22,985         22,985        12,401          12,964         25,365
  Publications..........       4,198           1,939          6,137        10,769             176         10,945
  Merchandising.........       2,201              --          2,201         2,300              --          2,300
                            --------         -------       --------      --------         -------       --------
         Total
           Revenues.....     161,250          80,053        241,303       230,961          67,541        298,502
                            --------         -------       --------      --------         -------       --------
Operating costs:
  Ticketing
    operations..........      97,147          30,836        127,983       122,243          30,472        152,715
  Ticketing selling,
    general and
    administrative......      27,748           9,232         36,980        35,789          10,366         46,155
  Concession control
    systems
    operations..........          --          15,912         15,912         7,377           8,462         15,839
  Concession control
    systems selling,
    general and
    administrative......          --           9,834          9,834         5,995           4,687         10,682
  Publications..........       9,129           1,148         10,277        17,965             128         18,093
  Merchandising.........       1,891              --          1,891         2,141              --          2,141
  Corporate general and
    administrative......      14,758              --         14,758        16,849              --         16,849
  Depreciation..........       4,868           2,599          7,467         6,714           2,012          8,726
  Amortization of
    goodwill............       1,925             380          2,305         2,356             142          2,498
  Amortization of
    other...............       2,532           1,422          3,954         3,474           1,874          5,348
                            --------         -------       --------      --------         -------       --------
         Total operating
           costs........     159,998          71,363        231,361       220,903          58,143        279,046
                            --------         -------       --------      --------         -------       --------
                               1,252        $  8,690       $  9,942        10,058        $  9,398       $ 19,456
                                             =======       ========                       =======       ========
  Equity in net income
    of unconsolidated
    affiliates..........      (1,458)                                      (3,605)
                            --------                                     --------
  Operating income......       2,710                                       13,663
  Interest expense and
    other...............      13,055                                       11,808
  Gain on sale of
    unconsolidated
    affiliate...........          --                                       (3,195)
  Income tax provision
    (benefit)...........      (2,250)                                       3,258
                            --------                                     --------
  Net (loss) income.....    $ (8,095)                                    $  1,792
                            ========                                     ========
  Supplemental
    information:
    EBITDA..............    $ 10,577        $ 13,091       $ 23,668      $ 22,602        $ 13,426       $ 36,028
                            ========         =======       ========      ========         =======       ========
    Attributable
      EBITDA............                                   $ 15,222                                     $ 28,299
                                                           ========                                     ========
    Net cash provided by
      (used in)
      operating
      activities........    $ (3,068)       $ 17,658       $ 14,590      $ 15,585        $ 11,806       $ 27,391
    Net cash (used in)
      investing
      activities........      (9,452)         (6,508)       (15,960)      (43,752)         (4,775)       (48,527)
    Net cash provided by
      (used in)
      financing
      activities........       7,772          (5,011)         2,761        55,096          (4,810)        50,286

CONSOLIDATED BUSINESSES

     Revenues from ticketing operations increased by $50.6 million, or 33%, to $205.5 million for fiscal 1997 from $154.9 million for fiscal 1996. The increase is attributed to an increase of 21% in the number of tickets sold (from 37.6 million to 45.5 million tickets), a 6% increase in average per ticket revenue (from $4.01 to $4.23) and an increase in sponsorship and promotions revenue. The increase in the number of tickets sold is largely attributed to the acquisition of the Company's Nashville and Delaware Valley (Philadelphia) licensees in February 1996 and October 1996, respectively, acquisitions of Joint Venture partners' interests in (and subsequent consolidation of) the Ticketmaster Europe operations in June 1996 and Ticketmaster Indiana operations in November 1996, and an overall increase in the number of events made available for sale to the consumer and subsequent demand for live entertainment events. Increased sponsorship and promotions revenue is primarily attributed to an increase in activity with strategic marketing partners resulting from the Company's efforts to create integrated marketing opportunities around live events, its call centers, ticket stock and envelopes and event promotional material and in additional media outlets such as Ticketmaster Online and Ticketmaster Travel.

     Publications revenues increased by $6.6 million, or 157%, to $10.8 million for fiscal 1997 from $4.2 million for fiscal 1996. The increase is attributed to Ticketmaster Publications' launch of Live! magazine, a monthly consumer oriented entertainment magazine, which distributed its first issue in February of 1996. Live! was created as an extension of the Entertainment Guide which was published and distributed without significant advertising revenue as a stand-alone publication by the Company through fiscal 1996. With the February 1996 launch of Live! magazine, the subscription base has remained relatively constant with the increase in revenues resulting from increases in annual subscription rates and advertising revenues. Issues of Live! magazine published during the 1997 fiscal year had an aggregate of 351 pages of advertising.

     Revenues generated by concession and control systems for the six months ended January 31, 1997 are included in Consolidated Businesses while the revenues generated for the first six months ended July 31, 1996 are included in Unconsolidated Joint Ventures due to the acquisition of the joint venture partner's interest on July 29, 1996. Accordingly, the discussion and analysis included herein is based upon the increase in combined revenues of the Consolidated Businesses and the Unconsolidated Joint Ventures of $2.4 million, or 10%, to $25.4 million from $23.0 million for the prior year. The increase is primarily attributed to increased sales from the release of new products. The combined operating costs of concession and control systems remained consistent at $15.9 million in both years. As a percentage of revenue, these expenses decreased from 69% to 62%, which decrease is attributed to a combination of product mix and improvements in the quotation, assembly and delivery processes. The combined selling, general and administrative costs of concession and control systems increased by $0.8 million, or 9%, to $10.7 million in fiscal 1997 from $9.8 million in fiscal 1996. The increase is attributed to legal costs associated with the MovieFone complaint. See Item 3 -- "Legal Proceedings."

     Ticketing operations costs increased by $25.1 million, or 26%, to $122.2 million in fiscal 1997 from $97.1 million in fiscal 1996. This increase is attributed to the increase in ticketing operations revenues as these costs are primarily variable in nature. Ticketing operations costs decreased as a percentage of ticketing operations revenues to 59% in fiscal 1997 from 63% in fiscal 1996. Much of this decrease is attributed to operating efficiencies and increased revenues generated from sponsorship and promotions activities in fiscal 1997.

     Publications costs increased by $8.8 million, or 97%, to $18.0 million in fiscal 1997 from $9.1 million in fiscal 1996. This increase is attributed to the increased production costs resulting from the launch of Live! magazine.

     Corporate general and administrative costs increased by $2.1 million, or 14%, to $16.8 million in fiscal 1997 from $14.8 million in fiscal 1996. Much of the increase resulted from increased compensation expense associated with growth in administrative functions necessary to support the development of the Company's principal business, and more recent development efforts in Ticketmaster Publications, Ticketmaster Online and Ticketmaster Travel. The increase in compensation expense was partially offset by decreases in legal fees.

     Depreciation increased by $1.8 million, or 38%, to $6.7 million in fiscal 1997 from $4.9 million in fiscal 1996. The increase is attributed to acquisitions (and subsequent consolidation) of interests previously owned by third parties in Ticketmaster's operations in Europe, Delaware Valley and Indiana.

     Amortization of goodwill increased by $0.4 million, or 22%, to $2.4 million in fiscal 1997 from $1.9 million in fiscal 1996. The increase is attributed to acquisitions (and subsequent consolidation) of interests previously owned by third parties in Ticketmaster's operations in Europe, Delaware Valley, Indiana, Florida and Texas. Amortization of goodwill is expected to increase in subsequent years over 1997 because 1997 amortization is computed from the dates of acquisition which occurred in mid to late 1997.

     Other amortization increased by $0.9 million, or 37%, to $3.5 million in fiscal 1997 from $2.5 million in fiscal 1996. The increase is attributed to the acquisitions (and subsequent consolidation) of interests previously owned by third parties in Ticketmaster's operations in Europe, Delaware Valley, Indiana, Florida and Texas.

     The income tax provision of $3.3 million in fiscal 1997, compared to an income tax benefit of $2.2 million for the prior year, is primarily attributed to taxes on the gain of the sale of an unconsolidated affiliate and state income taxes.

     As a result of the foregoing, the Company had net income of $1.8 million in the current year compared to net losses of $8.1 million in the prior year.

  UNCONSOLIDATED JOINT VENTURES

     Revenues from ticket operations decreased by $0.7 million, or 1%, to $54.4 million in fiscal 1997 from $55.1 million in fiscal 1996. This decrease is primarily attributed to a decrease of 6% in the number of tickets sold (from
15.5 million to 14.5 million tickets) offset by an increase in average per ticket operation revenue of 6% (from $3.56 to $3.75). The decrease in the number of tickets sold by Unconsolidated Joint Ventures is largely attributed to the reacquisition by the Company of its partners' Joint Venture interests (and thus inclusion of operating results in Consolidated Businesses rather than Unconsolidated Joint Ventures) in the Ticketmaster Europe and Indiana operations in June and November 1996, respectively, offset by the acquisition of 50% of the business of the Company's Australian licensee in December 1995. The 6% increase in average revenue per ticket is comparable to the 6% increase in average gross price per ticket of tickets sold (from $26.77 to $28.27), which is the result of both inflation and varying ticket prices between markets.

     The discussion and analysis with respect to results of operations from concession control systems is included in Consolidated Businesses.

     Ticketing operations costs decreased by $0.4 million, or 1%, to $30.5 million in fiscal 1997 from $30.8 million in fiscal 1996. This decrease is attributed to the decrease in ticketing operations revenues as these costs are primarily variable in nature. As a percentage of ticket operations revenues these expenses totaled 56% in both periods.

     Depreciation decreased by $0.6 million, or 23%, to $2.0 million in fiscal 1997 from $2.6 million in fiscal 1996. The decrease is attributed to the reacquisition by the Company of its partners' Joint Venture interests (and thus inclusion of operating results in Consolidated Businesses rather than Unconsolidated Joint Ventures) in the Ticketmaster Europe and Indiana operations in June and November 1996, respectively, which was partially offset by the acquisition of 50% of the business of the Company's Australian licensee, achieved through the formation of Joint Ventures in December 1995.

     Amortization of goodwill decreased by $0.2 million, or 63%, to $0.1 million in fiscal 1997 from $0.4 million in fiscal 1996. The decrease is attributed to the reacquisition by the Company of its partners' Joint Venture interests (and thus inclusion of operating results in Consolidated Businesses rather than Unconsolidated Joint Ventures) in the Ticketmaster Europe and Indiana operations in June and November 1996, respectively, which was partially offset by the acquisition of 50% of the business of the Company's Australian licensee, achieved through the formation of Joint Ventures in December 1995.

     Other amortization increased by $0.5 million, or 32%, to $1.9 million in fiscal 1997 from $1.4 million in fiscal 1996. The increase is attributed to the acquisition of 50% of the business of the Company's Australian licensee, achieved through the formation of Joint Ventures in December 1995 (2 months of operations in fiscal 1996 versus 12 months of operations in fiscal 1997).

     As a result of the foregoing, net income from Unconsolidated Joint Ventures increased by $1.4 million, or 19%, to $8.9 million for fiscal 1997, from $7.4 million for fiscal 1996.

  MANAGED BUSINESSES

     Aggregate revenues for the Managed Businesses increased by $57.2 million, or 24%, to $298.5 in fiscal 1997 from $241.3 million in fiscal 1996, principally as a result of an increase of $49.9 million, or 24%, to $259.9 million in ticket operations revenue.

     EBITDA for the Managed Businesses increased by $12.4 million, or 52%, to $36.0 million in fiscal 1997 from $23.7 million in fiscal 1996, principally as a result of an increase of $16.0 million in ticketing operations income net of ticketing operations and selling, general and administrative costs, offset by a decrease of $3.0 million in Publications income net of Publications costs.

FISCAL YEAR 1996 COMPARED WITH FISCAL YEAR 1995

     The following tables set forth operating results for the Consolidated Businesses and the Unconsolidated Joint Ventures, collectively, the Managed Businesses. The amounts shown for the Unconsolidated Joint Ventures represent the full balance for each line item and do not give effect to the joint venture ownership interests held by entities other than the Company.

                                       YEAR ENDED JANUARY 31, 1995                  YEAR ENDED JANUARY 31, 1996
                                ------------------------------------------   ------------------------------------------
                                CONSOLIDATED   UNCONSOLIDATED    MANAGED     CONSOLIDATED   UNCONSOLIDATED    MANAGED
                                 BUSINESSES    JOINT VENTURES   BUSINESSES    BUSINESSES    JOINT VENTURES   BUSINESSES
                                ------------   --------------   ----------   ------------   --------------   ----------
                                                                    (IN THOUSANDS)
Revenues:
  Ticketing operations........    $176,989        $ 47,786       $224,775      $154,851        $ 55,129       $209,980
  Concession Control
    Systems...................          --          19,354         19,354            --          22,985         22,985
  Publications................       4,640           2,129          6,769         4,198           1,939          6,137
  Merchandising...............       1,321              --          1,321         2,201              --          2,201
                                 ---------        --------      ---------     ---------       ---------       --------
         Total Revenues.......     182,950          69,269        252,219       161,250          80,053        241,303
                                 ---------        --------      ---------     ---------       ---------       --------
Operating costs:
  Ticketing operations........     112,695          28,208        140,903        97,147          30,836        127,983
  Ticketing selling, general
    and administrative........      28,917           9,094         38,011        27,748           9,232         36,980
  Concession control systems
    operations................          --          12,162         12,162            --          15,912         15,912
  Concession control systems
    selling, general and
    administrative............          --           8,770          8,770            --           9,834          9,834
  Publications................       2,908           1,261          4,169         9,129           1,148         10,277
  Merchandising...............       1,222              --          1,222         1,891              --          1,891
  Corporate general and
    administrative............      13,722              --         13,722        14,758              --         14,758
  Write off of in-process
    research and
    development...............       7,500              --          7,500            --              --             --
  Depreciation................       4,614           2,950          7,564         4,868           2,599          7,467
  Amortization of goodwill....       1,858             302          2,160         1,925             380          2,305
  Amortization of other.......       6,829           1,810          8,639         2,532           1,422          3,954
                                 ---------        --------      ---------     ---------       ---------       --------
         Total operating
           costs..............     180,265          64,557        244,822       159,998          71,363        231,361
                                 ---------        --------      ---------     ---------       ---------       --------
                                     2,685        $  4,712       $  7,397         1,252        $  8,690       $  9,942
                                                  ========      =========                     =========       ========
Equity in net income of
  unconsolidated affiliates...      (1,360)                                      (1,458)
                                 ---------                                    ---------
  Operating income............       4,045                                        2,710
  Interest expense and
    other.....................      13,393                                       13,055
  Income tax (benefit)........      (2,670)                                      (2,250)
                                 ---------                                    ---------
  Net loss....................    $ (6,678)                                    $ (8,095)
                                 =========                                    =========
  Supplemental information:
    EBITDA....................    $ 15,986        $  9,774       $ 25,760      $ 10,577        $ 13,091       $ 23,668
                                 =========        ========      =========     =========       =========       ========
  Attributable EBITDA.........                                   $ 19,503                                     $ 15,222
                                                                =========                                     ========
  Net cash provided by (used
    in) operating
    activities................    $ 12,309        $ 15,761       $ 28,070      $ (3,068)       $ 17,658       $ 14,590
  Net cash (used in) investing
    activities................     (14,553)         (1,772)       (16,325)       (9,452)         (6,508)       (15,960)
  Net cash provided by (used
    in) financing
    activities................      15,086          (9,133)         5,953         7,772          (5,011)         2,761

  CONSOLIDATED BUSINESSES

     Revenues from ticketing operations decreased by $22.1 million, or 13%, to $154.9 million for fiscal 1996 from $177.0 million for fiscal 1995. The decrease is primarily attributed to a decrease of 11% in the number of tickets sold (from
42.5 million to 37.6 million tickets). The decrease in the number of tickets sold was largely attributable to fewer performances by popular music performers during fiscal 1996 as compared to fiscal 1995.

     Publications revenues decreased by $0.4 million, or 10%, to $4.2 million for fiscal 1996 from $4.6 million for fiscal 1995. The decrease is largely attributed to fewer subscription sales of the Entertainment Guide during fiscal 1996. The decrease in subscriptions is consistent with the decrease in ticket sales through the Company's call centers which was the only distribution channel through which the Entertainment Guide was sold.

     Merchandising revenues increased by $0.9 million, or 67%, to $2.2 million for fiscal 1996 from $1.3 million in fiscal 1995. Fiscal 1996 revenues include a full year of operations while fiscal 1995 revenues include six months of operations.

     Ticketing operations costs decreased by $15.5 million, or 14%, to $97.1 million in fiscal 1996 from $112.7 million in fiscal 1995. This decrease is attributed to the decrease in ticketing operations revenues as these costs are primarily variable in nature. As a percentage of ticketing operations revenues, these expenses amounted to 64% and 63% in fiscal 1995 and 1996, respectively.

     Publications costs increased by $6.2 million, or 214%, to $9.1 million in fiscal 1996 from $2.9 million in fiscal 1995. This increase is attributed to the design and pre-production cost attributable to the launch of Live! magazine by Ticketmaster Publications.

     Merchandising costs increased by $0.7 million, or 55%, to $1.9 million in fiscal 1996 from $1.2 million in fiscal 1995. Fiscal 1996 costs include a full year of operations while fiscal 1995 costs include six months of operations.

     Corporate general and administrative costs increased by $1.0 million, or 8%, to $14.8 in fiscal 1996 from $13.7 million in fiscal 1995. The increase is primarily attributed to costs associated with litigation against the Company and investigations into its operations by government agencies. See Item 3 -- "Legal Proceedings".

     During fiscal 1995, the Company incurred a charge of $7.5 million to write off purchased in-process research and development in connection with the formation of the Pacer Joint Venture.

     Other amortization decreased by $4.3 million, or 63%, to $2.5 million is fiscal 1996 from $6.8 million in fiscal 1995. The decrease is primarily attributed to the absence of a $3.8 million charge to amortization to write-off the value of covenants-not-to-compete which was incurred in fiscal 1995 in connection with the formation of the Pacer Joint Venture.

     The income tax benefit decreased by $0.4 million, or 16%, to $2.3 million in fiscal 1996 from $2.7 million in fiscal 1995. Income tax benefit as a percentage of pre-tax loss decreased from 29% to 22% from fiscal 1995 to fiscal 1996. The decrease is attributed to higher earnings subject to state and foreign taxes and the effect of nondeductible amortization of intangible foreign assets.

     As a result of the foregoing, net loss from Consolidated Businesses increased by $1.4 million, or 21%, to $8.1 million for fiscal 1996 from $6.7 million for fiscal 1995.

  UNCONSOLIDATED JOINT VENTURES

     Revenues from ticketing operations increased by $7.3 million, or 15%, to $55.1 million in fiscal 1996 from $47.8 million in fiscal 1995. This increase is primarily attributed to an increase of 18% in the number of tickets sold (from
13.2 million to 15.5 million tickets). The increase in the number of tickets sold was largely attributed to approximately a 39% growth in ticket sales from the Company's joint venture in the United Kingdom (0.8 million tickets), increased popularity of professional sport franchises (1.2 million tickets) in areas serviced by these joint ventures, and the formation of joint ventures with the Company's Australian licensee (0.4 million tickets) during fiscal 1996.

     Concession control systems revenues increased by $3.6 million, or 19%, to $23.0 million in fiscal 1996 from $19.4 million in fiscal 1995, because fiscal 1995 figures represent the results of operations from inception (April 15, 1994) through fiscal year end.

     Ticketing operations costs increased by $2.6 million, or 9%, to $30.8 million in fiscal 1996 from $28.2 million in fiscal 1995. This increase is attributed to the increase in ticketing operations revenues as these costs are primarily variable in nature. Ticketing operations costs decreased as a percentage of ticketing operations revenues to 56% in fiscal 1996 from 59% in fiscal 1995. Much of this decrease is attributed to increased efficiencies in the call centers which service these joint ventures and increased revenue per ticket.

     Concession control systems operating costs increased by $3.7 million, or 31%, to $15.9 million in fiscal 1996 from $12.2 million in fiscal 1995 because fiscal 1996 costs represent a full year of operations as noted previously. As a percentage of concession control systems revenues, these costs increased from 63% to 69% due to increased research and new product development expenses.

     Concession control systems selling, general and administrative costs increased by $1.1 million, or 12%, to $9.8 million in the fiscal 1996 from $8.8 million in fiscal 1995 because fiscal 1996 costs represent a full year of operations as noted previously.

     As a result of the foregoing, net income from Unconsolidated Joint Ventures increased by $3.8 million, or 105%, to $7.4 million for fiscal 1996 from $3.6 million for fiscal 1995.

  MANAGED BUSINESSES

     Aggregate revenues for the Managed Businesses decreased by $10.9 million, or 4%, to $241.3 million in fiscal 1996 from $252.2 million in fiscal 1995, principally as a result of a decrease of $14.8 million, or 7%, to $210.0 million in ticket operations revenue, offset by an increase in concession control systems revenue of $3.6 million in fiscal 1996.

     EBITDA for the Managed Businesses decreased by $2.1 million, or 8%, to $23.7 million in fiscal 1996 from $25.8 million in fiscal 1995, principally as a result of an increase of $6.1 million, or 147%, to $10.3 million in publications costs resulting from the anticipated fiscal 1997 launch of Live! magazine and losses incurred in the concession control systems businesses of the Pacer Joint Venture offset by the effect of the write-off of in-process research and development of $7.5 million in fiscal 1995.

  LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash flows from operations and available credit under its revolving bank credit facilities. Management believes that these sources adequately provide for its working capital, capital expenditures and debt service needs.

     Net cash provided by operating activities was $15.6 million in fiscal 1997 compared with net cash used by operating activities of $3.1 million in fiscal 1996. This change primarily reflects an increase in net income.

     As of January 31, 1997, the Company had cash and cash equivalents of $25.0 million for its own account, separate from funds held in accounts on behalf of venues and promoters and working capital of $21.1 million.

     Net cash used in investing activities was $43.8 million in fiscal 1997 compared with $9.5 million in fiscal 1996. This change primarily reflects cash used to fund the acquisition and formation of new ventures net of cash acquired of $27.2 million, investments in property and improvements, including, the Company's recently acquired corporate headquarters building of $21.8 million offset by net proceeds from the sale of an unconsolidated affiliate of $6.6 million.

     Excluding the acquisitions and formations of new venture investment activity, the Company's anticipated annual capital expenditures are expected to include $2.0 million for improvements to its recently acquired corporate headquarters building, $5.0 million of replacements or upgrades of computer equipment, $4.0 million in expanded call center capacity and additional amounts which management determines are necessary in order to maintain the Company's competitive position or to otherwise achieve its business strategies.

     Net cash provided by financing activities was $55.1 million in fiscal 1997 compared to $7.8 million in fiscal 1996. This change primarily reflects proceeds received from the Company's Initial Public Offering net of amounts used to reduce a portion of outstanding indebtedness under the Company's bank facilities and other long term debt.

     Amounts available under the Credit Agreement are limited to the lower of the commitment amount or a borrowing base calculated as a multiple of cash flows as defined in the Credit Agreement. As of January 31, 1997, the Company had $120 million in outstanding bank borrowings under its $175 million revolving bank credit line. Amounts available under the credit line decrease to $165 million as of December 31, 1997 and reduces further to $150 million as of December 31, 1998. As of January 31, 1997, the borrowing base calculation did not restrict the Company's availability under the Credit Agreement. The Company's Credit Agreement contains other covenants and restrictions, as to which the Company was in compliance at January 31, 1997.

     Also as of January 31, 1997, Pacer/CATS/CCS had indebtedness of $7.5 million outstanding under a bank term loan, with monthly interest payments only due through June 1997 and principal and interest payable monthly from July 1997 through June 1999. The loan agreement is secured by all of Pacer/CATS/CCS's assets and contains certain restrictions and covenants , with which Pacer/CATS/CCS is in full compliance.

     The Company anticipates that funds from operations and from its bank lending facilities will be sufficient to meet its working capital, capital expenditure and debt service requirements through the expiration of the Credit Agreement (December 31, 1999). However, to the extent that such funds are insufficient, the Company may need to incur additional indebtedness and/or refinance existing indebtedness. The Company's ability to do so may be restricted by borrowing base calculations and other financial covenants described in the Credit Agreement.

SEASONALITY

     The Company's ticketing operations results for its Managed Businesses are occasionally impacted by fluctuations in the availability of events for sale to the public, which varied depending upon scheduling by clients. This, together with the general practice of scheduling the commencement of ticket sales several months prior to event dates, tends to benefit the Company's first two fiscal quarters. Set forth below are quarterly ticket quantities and gross sales for the Managed Businesses for the past three fiscal years:

                                  TICKETS SOLD
                                 (IN THOUSANDS)

                         FIRST           SECOND           THIRD           FOURTH
        FISCAL YEAR     QUARTER         QUARTER          QUARTER         QUARTER        TOTAL
        -----------  -------------   --------------   -------------   --------------   -------
        1995.......      16,649          14,939           11,649          12,377        55,614
        1996.......      13,509          13,667           12,759          13,181        53,116
        1997.......      15,268          15,135           14,936          14,682        60,021

                             GROSS TICKET RECEIPTS
                                 (IN THOUSANDS)

                       FIRST           SECOND           THIRD           FOURTH
      FISCAL YEAR     QUARTER         QUARTER          QUARTER         QUARTER          TOTAL
      -----------  -------------   --------------   -------------   --------------   -----------
      1995.......    $ 489,721        $455,799        $ 352,675        $355,606       $1,653,801
      1996.......      383,564         389,791          379,741         378,482        1,531,578
      1997.......      425,382         444,612          453,232         457,129        1,780,355

INFLATION RISK

     General economic inflation has not had a significant impact on the Company's operations during the periods covered by the accompanying Consolidated Financial Statements.

FOREIGN CURRENCY RISK

     The Company is not presently subject to significant foreign exchange risk as international operations currently constitute a minor part of its operations.

EFFECT OF RECENT ACCOUNTING CHANGES

     In February 1997, the Financial Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision and (c) revising the contingent share provision and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure requirements. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not determined the impact of the implementation of SFAS No. 128.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The index to Consolidated Financial Statements and supplementary data required by this item are located on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     There is hereby incorporated by reference the information to appear in Ticketmaster's definitive proxy statement for its 1997 Annual Meeting of Shareholders under the captions "Information Concerning Nominees for Election as Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION.

     There is hereby incorporated by reference the information to appear under the caption "Executive Officers -- Executive Compensation" in Ticketmaster's definitive proxy statement for its 1997 Annual Meeting of Shareholders; provided, however, that neither the Report of the Compensation Committee on Executive Compensation nor the Performance Graph set forth therein shall be incorporated by reference herein or in any of Ticketmaster's previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     There is hereby incorporated by reference the information to appear under the caption "Security Ownership of Certain Beneficial Owners and Management" in Ticketmaster's definitive proxy statement for its 1997 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

     There is hereby incorporated by reference the information to appear under the caption "Certain Relationships and Related Party Transactions" in Ticketmaster's definitive proxy statement for its 1997 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this report:

        (1) Consolidated Financial Statements:

           The Index to Consolidated Financial Statements and Supplementary Data is set forth on page F-1 of this report.

        (2) Financial Statement Schedules:

           Valuation and Qualifying Accounts

        (3) Exhibits:

                                 EXHIBIT INDEX

                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
NUMBER                                   DESCRIPTION                                     PAGE
------     ------------------------------------------------------------------------  ------------
 3.1       Amended and Restated Articles of Incorporation of the Company(1)
 3.2       Amended and Restated Bylaws of the Company(1)
 4.1       Specimen of Stock Certificate for Common Stock(1)
10.1       Credit Agreement dated as of November 18, 1994 among the Company, its lenders and Wells Fargo Bank, National Association, as agent (the
           "Credit Agreement")(1)
10.2       First Amendment to Credit Agreement dated as of January 6, 1995(1)
10.3       Second Amendment to Credit Agreement dated as of January 30, 1995(1)
10.4       Third Amendment and Limited Waiver to Credit Agreement dated as of April
           7, 1995(1)
10.5       Fourth Amendment and Limited Waiver to Credit Agreement dated as of
           August 28, 1995(1)
10.6       Waiver to Credit Agreement dated as of April 30, 1996(1)
10.7       Fifth Amendment to Credit Agreement dated as of June 6, 1996(1)
10.9       First Amended and Restated Credit Agreement dated as of July 31, 1996 between Pacer/CATS/CCS and U.S. Bank of Washington, National
           Association(1)
10.10      Employment Agreement dated as of December 15, 1993 between the Company and Fredric D. Rosen(1, 3)
10.11      Employment Agreement dated as of February 1, 1994 between the Company and Marc Bension(1, 3)
10.12      Amendment to Employment Agreement dated as of January 31, 1996 between the Company and Marc Bension(1, 3)
10.13      Employment Agreement dated as of February 1, 1994 between the Company and Ned S. Goldstein(1, 3)
10.14      Employment Agreement dated as of February 1, 1994 between the Company and Peter B. Knepper(1, 3)
10.15      Employment Agreement dated as of February 1, 1994 between the Company and Ann Mooney(1, 3)
10.16      Employment Agreement dated as of November 1, 1995 between the Company and Stuart W. DePina(1, 3)
10.17      Employment Agreement dated as of March 1, 1995 between the Company and
           Judy A. Black(1, 3)
10.18      Employment Agreement dated as of December 1994 between the Company and
           Alan Citron(1, 3)
10.19      Employment Agreement dated as of May 31, 1995 between the Company and
           Claire Rothman(1, 3)
10.20      Employment Agreement dated as of February 1995 between the Company and
           Carole Ference(1, 3)
10.21      Employment Agreement dated as of January 3, 1995 between the Company and
           Annie Gilbar(1, 3)
10.22      Stock Option Agreement, dated December 15, 1993 between the Company and
           Fredric D. Rosen(1, 3)

                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
NUMBER                                   DESCRIPTION                                     PAGE
------     ------------------------------------------------------------------------  ------------
10.23      Ticketmaster 401(k) Savings Plan and Trust Agreement, as Amended and
           Restated Effective October 1, 1994(1, 3)
10.24      Ticketmaster Stock Plan (as amended and restated)(1, 3)
10.25      Covenant Not to Compete, dated November 19, 1993 between the Company and
           Fredric D. Rosen(1)
10.26      Covenant Not to Compete, dated November 19, 1993 between the Company and
           Robert A. Leonard(1)
10.27      Registration Rights Agreement dated as of December 15, 1993 between the
           Company and Paul Allen(1)
10.28      Registration and Exchange Rights Agreement dated as of December 15, 1993 among the Company, HG, Inc., Wells Fargo & Company, Rockwood & Co.,
           Richard L. Schulze, Harold S. Handelsman and Fredric D. Rosen(1)
10.29      Covenant Not to Compete dated December 15, 1993 among HG, Inc., the
           Company and Paul Allen(1)
10.30      Covenant Not to Compete dated December 15, 1993 among Fredric D. Rosen, the Company and Paul Allen(1)
10.31      Covenant Not to Compete dated December 15, 1993 among Robert A. Leonard, the Company and Paul Allen(1)
10.32      Covenant Not to Compete dated December 15, 1993 between Fredric D. Rosen and TM Movie Tix, Inc.(1)
10.33      Shareholders' Agreement dated as of December 15, 1993 among the shareholders of the Company(1)
10.34      Form of Indemnity Agreement between the Company and each of its officers and directors(1)
10.35      Development and Services Agreement dated June 28, 1996 by and between
           Ticketmaster Multimedia Holdings, Inc. and Starwave Corporation(1)
10.36      Sixth Amendment to Credit Agreement dated as of September 27, 1996(1)
10.37      Seventh Amendment and Limited Waiver to Credit Agreement and Release of
           Third Party Pledge Agreement dated as of October 24, 1996(1)
10.38      First Amendment to First Amended and Restated Credit Agreement dated as of November 14, 1996(2)
10.39*     Employment Agreement dated as of October 18, 1996 between the Company and Layne Britton(3)....................................................
10.40*     Employment Agreement dated as of January 1, 1997 between the Company and
           Michael Mischler(3).....................................................
10.41*     Employment Agreement dated as of February 1, 1997 between the Company and Eugene L. Cobuzzi(3)................................................
10.42*     Employment Agreement dated as of March 21, 1997 between the Company and
           John Ruscin(3)..........................................................
10.43*     Waiver and Amendment to Credit Agreement dated as of April 4, 1997......
10.44*     Promissory Note Secured by Deed of Trust between TMC Realty Holdings Co.
           and Wells Fargo, National Association...................................
11.1*      Computation of Earnings Per Share.......................................
21.1*      Subsidiaries of the Registrant..........................................

                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
NUMBER                                   DESCRIPTION                                     PAGE
------     ------------------------------------------------------------------------  ------------
23.1*      Consent of KPMG Peat Marwick LLP........................................
27.1*      Financial Data Schedule.................................................
99.1       Release, dated July 5, 1995, of the Antitrust Division of the United
           States Department of Justice(1)

---------------

 *  Filed herewith.

(1) Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement (File No. 333-12413) on Form S-1, as amended, filed by Ticketmaster Group, Inc. under the Securities Act of 1933, as amended.

(2) Incorporated by reference to the correspondingly numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1996 (File No. 0-21631).

(3) Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K

        None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Hollywood, State of California, on April 30, 1997.

                                          TICKETMASTER GROUP, INC.,
                                          an Illinois corporation

                                                 /s/ FREDRIC D. ROSEN
                                          --------------------------------------
                                          By: Fredric D. Rosen
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on April 30, 1997 by the following persons on behalf of the registrant and in the capacities indicated:

                  SIGNATURE                                         TITLE
---------------------------------------------   ----------------------------------------------


              /s/ PAUL G. ALLEN                 Chairman of the Board
---------------------------------------------
                Paul G. Allen

            /s/ FREDRIC D. ROSEN                President, Chief Executive Officer and
---------------------------------------------   Director (Principal Executive Officer)
              Fredric D. Rosen

            /s/ PETER B. KNEPPER                Senior Vice President and Chief Financial
---------------------------------------------   Officer (Principal Financial and Accounting
              Peter B. Knepper                  Officer)

            /s/ CHARLES E. GERBER               Director
---------------------------------------------
              Charles E. Gerber

             /s/ DAVID E. LIDDLE                Director
---------------------------------------------
               David E. Liddle

            /s/ JOHN A. PRITZKER                Director
---------------------------------------------
              John A. Pritzker

            /s/ WILLIAM D. SAVOY                Director
---------------------------------------------
              William D. Savoy

            /s/ TERENCE M. STROM                Director
---------------------------------------------
              Terence M. Strom

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                        PAGE
                                                                                        -----
TICKETMASTER GROUP, INC. AND SUBSIDIARIES
Independent Auditors' Report........................................................      F-2
Consolidated Balance Sheets -- January 31, 1996 and 1997............................      F-3
Consolidated Statements of Operations -- Years ended January 31, 1995, 1996 and
  1997..............................................................................      F-4
Consolidated Statements of Shareholders' Equity (Deficiency) -- Years ended January
  31, 1995, 1996 and 1997...........................................................      F-5
Consolidated Statements of Cash Flows -- Years ended January 31, 1995, 1996 and
  1997..............................................................................      F-6
Notes to Consolidated Financial Statements..........................................      F-7
Quarterly Financial Summary.........................................................     F-21

TICKETMASTER - NORTHWEST (A JOINT VENTURE)
Independent Auditors' Report........................................................     F-22
Balance Sheet -- January 31, 1997...................................................     F-23
Statement of Income and Venturers' Capital -- Year ended January 31, 1997...........     F-24
Statement of Cash Flows -- Year ended January 31, 1997..............................     F-25
Notes to Financial Statements.......................................................     F-26

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Ticketmaster Group, Inc.:

We have audited the accompanying consolidated balance sheets of Ticketmaster Group, Inc. and subsidiaries as of January 31, 1996 and 1997 and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for each of the years in the three year period ended January 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ticketmaster Group, Inc. and subsidiaries as of January 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three year period ended January 31, 1997 in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

Los Angeles, California
March 12, 1997, except for Notes 13 and 14, which are as of April 17, 1997

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     ASSETS

                                                                             JANUARY 31,
                                                                       -----------------------
                                                                         1996          1997
                                                                       ---------     ---------
Current assets:
  Cash and cash-equivalents........................................    $  34,004     $  60,880
  Accounts receivable, ticket sales................................        8,644        12,014
  Accounts receivable, other.......................................        3,783         8,884
  Inventory........................................................          623         4,093
  Prepaid expenses.................................................        5,491         8,079
                                                                       ---------     ---------
          Total current assets.....................................       52,545        93,950
  Property, equipment and leasehold improvements, net..............       12,776        32,923
  Investments in and advances to affiliates........................        9,784         7,308
  Cost in excess of net assets acquired, net.......................       13,645        65,074
  Intangible and other assets, net.................................       11,447        26,031
  Deferred income taxes, net.......................................        5,200         3,948
                                                                       ---------     ---------
                                                                       $ 105,397     $ 229,234
                                                                       =========     =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Current portion of long-term debt................................    $      45     $     190
  Accounts payable, trade..........................................        5,352        10,767
  Accounts payable, clients........................................       31,318        35,842
  Accrued expenses.................................................        6,691        16,863
  Deferred revenue.................................................        5,165         9,233
                                                                       ---------     ---------
          Total current liabilities................................       48,571        72,895
Long-term debt, net of current portion.............................      159,864       127,514
Deferred rent and other............................................        3,627         7,400
Minority interests.................................................        1,128            80
Shareholders' equity (deficiency):
  Preferred stock..................................................           --            --
  Common stock, no par value, authorized 80,000,000 shares, issued            --            --
     and outstanding 15,310,405 and 24,739,715 shares at January
     31, 1996 and 1997, respectively...............................
  Additional paid-in capital.......................................           --       127,466
  Cumulative currency translation adjustment.......................           --           (53)
  Accumulated deficit..............................................     (107,793)     (106,068)
                                                                       ---------     ---------
          Total shareholders' equity (deficiency)..................     (107,793)       21,345
                                                                       ---------     ---------
                                                                       $ 105,397     $ 229,234
                                                                       =========     =========

                See notes to consolidated financial statements.

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  YEAR ENDED JANUARY 31,
                                                         ----------------------------------------
                                                            1995           1996           1997
                                                         ----------     ----------     ----------
Revenue:
  Ticketing operations.................................  $  176,989     $  154,851     $  205,491
  Concession control systems...........................          --             --         12,401
  Publications.........................................       4,640          4,198         10,769
  Merchandising........................................       1,321          2,201          2,300
                                                           --------       --------       --------
                                                            182,950        161,250        230,961
                                                           --------       --------       --------
Operating costs, expenses and other items:
  Ticketing operations.................................     112,695         97,147        122,243
  Ticketing selling, general and administrative........      28,917         27,748         35,789
  Concession control systems operations................          --             --          7,377
  Concession control systems selling, general and
     administrative....................................          --             --          5,995
  Publications.........................................       2,908          9,129         17,965
  Merchandising........................................       1,222          1,891          2,141
  Corporate general and administrative.................      13,722         14,758         16,849
  Write off of in process research and development.....       7,500             --             --
  Depreciation.........................................       4,614          4,868          6,714
  Amortization of goodwill.............................       1,858          1,925          2,356
  Amortization of other................................       6,829          2,532          3,474
  Equity in net income of unconsolidated affiliates....      (1,360)        (1,458)        (3,605)
                                                           --------       --------       --------
          Operating income.............................       4,045          2,710         13,663
Other (income) expenses:
  Interest expense, net................................      12,409         12,782         11,508
  Minority interests...................................         984            273            300
  Gain on sale of unconsolidated affiliate.............          --             --         (3,195)
                                                           --------       --------       --------
          Income (loss) before income taxes............      (9,348)       (10,345)         5,050
Income tax provision (benefit).........................      (2,670)        (2,250)         3,258
                                                           --------       --------       --------
          Net income (loss)............................  $   (6,678)    $   (8,095)    $    1,792
                                                           ========       ========       ========
Net income (loss) per share............................  $    (0.44)    $    (0.53)    $     0.10
                                                           ========       ========       ========
Weighted average number of common shares outstanding...  15,310,405     15,310,405     17,243,626
                                                           ========       ========       ========

                See notes to consolidated financial statements.

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                        PREFERRED
                          STOCK
                      NO PAR (NUMBER    COMMON STOCK, NO PAR                  CUMULATIVE      RETAINED         TOTAL
                        OF SHARES)       (NUMBER OF SHARES)      ADDITIONAL    CURRENCY      EARNINGS/     SHAREHOLDERS'
                       REDEEMABLE/     -----------------------    PAID-IN     TRANSLATION   (ACCUMULATED      EQUITY
                       CONVERTIBLE      SERIES A      SERIES B    CAPITAL     ADJUSTMENT      DEFICIT)     (DEFICIENCY)
                      --------------   ----------     --------   ----------   -----------   ------------   -------------
BALANCE AT JANUARY
  31, 1994..........           --      15,262,704       47,701    $     --      $    --      $  (93,020)     $ (93,020)
Common stock
  conversion........           --          47,701      (47,701)         --           --              --             --
Net loss............           --              --           --          --           --          (6,678)        (6,678)
                           ------      ----------      -------     -------       ------        --------       --------
BALANCE AT JANUARY
  31, 1995..........           --      15,310,405           --          --           --         (99,698)       (99,698)
Net loss............           --              --           --          --           --          (8,095)        (8,095)
                           ------      ----------      -------     -------       ------        --------       --------
BALANCE AT JANUARY
  31, 1996..........           --      15,310,405           --          --           --        (107,793)      (107,793)
Foreign currency
  translation
  adjustment........           --              --           --          --          (53)             --            (53)
Preferred Stock
  issued............            1              --           --      27,000           --              --         27,000
Preferred Stock
  converted.........           (1)      1,862,069           --          --           --              --             --
Dividends on
  Preferred Stock...           --              --           --          --           --             (67)           (67)
Public sale of
  Common Stock at
  $14.50 per share
  (IPO Price), net
  of expenses.......           --       7,250,000           --      95,866           --              --         95,866
Issuance of Common
  Stock for a
  Minority
  Interest..........           --         317,241           --       4,600           --              --          4,600
Net income..........           --              --           --          --           --           1,792          1,792
                           ------      ----------      -------     -------       ------        --------       --------
BALANCE AT JANUARY
  31, 1997..........           --      24,739,715           --    $127,466      $   (53)     $ (106,068)     $  21,345
                           ======      ==========      =======     =======       ======        ========       ========

                See notes to consolidated financial statements.

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                        YEAR ENDED JANUARY 31,
                                                                                 -------------------------------------
                                                                                   1995          1996          1997
                                                                                 ---------     ---------     ---------
Cash flows from operating activities:
  Net income (loss)............................................................  $  (6,678)    $  (8,095)    $   1,792
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
      Depreciation and amortization............................................     13,301         9,325        12,544
      Income attributable to minority interests................................        984           273           300
      Equity in net income of unconsolidated affiliates........................     (1,360)       (1,458)       (3,605)
      Gain on sale of unconsolidated affiliate.................................         --            --        (3,195)
      Deferred income taxes....................................................     (4,200)       (1,830)        1,252
Changes in operating assets and liabilities net of effects from purchase of venturers' interests:
    Accounts receivable, ticket sales..........................................      1,797         3,385          (299)
    Accounts receivable, other.................................................       (624)       (1,693)         (216)
    Inventory..................................................................        520          (223)          424
    Prepaid expenses...........................................................     (1,036)          393        (1,196)
    Accounts payable, trade....................................................       (501)        1,783           457
    Accounts payable, clients..................................................      7,632        (5,876)       (2,981)
    Accrued expenses...........................................................      4,036        (3,432)        3,653
    Deferred revenue...........................................................     (1,409)        3,090         2,149
    Deferred rent and other....................................................       (153)        1,290         4,506
                                                                                 ---------     ---------     ---------
      Net cash provided by (used in) operating activities......................     12,309        (3,068)       15,585
                                                                                 ---------     ---------     ---------
Cash flows from investing activities:
  Proceeds from sale of unconsolidated affiliate...............................         --            --         6,600
  Purchase of property, equipment and leasehold improvements...................     (6,838)       (3,644)      (21,796)
  Payments for investments in affiliates.......................................     (2,586)       (7,736)       (4,309)
  Cash distributions received from affiliates..................................      4,060         5,760         3,240
  Cost in excess of net assets acquired........................................     (3,250)       (2,225)           --
  Intangible and other assets..................................................     (5,939)       (1,607)         (305)
  Purchase of minority interest for cash.......................................         --            --        (6,000)
  Payment for acquisitions of venturers' and licensees interests, net of cash
    acquired...................................................................         --            --       (21,182)
                                                                                 ---------     ---------     ---------
      Net cash used in investing activities....................................    (14,553)       (9,452)      (43,752)
                                                                                 ---------     ---------     ---------
Cash flows from financing activities:
  Net proceeds from IPO........................................................         --            --        95,866
  Dividends paid...............................................................         --            --           (67)
  Proceeds from long-term debt.................................................    161,036       136,339        70,999
  Reduction of long-term debt..................................................   (144,910)     (128,029)     (111,401)
  Distributions to minority shareholders.......................................     (1,040)         (538)         (301)
                                                                                 ---------     ---------     ---------
      Net cash provided by financing activities................................     15,086         7,772        55,096
                                                                                 ---------     ---------     ---------
Effect of exchange rate on cash and cash-equivalents...........................         --            --           (53)
                                                                                 ---------     ---------     ---------
      Net increase (decrease) in cash and cash-equivalents.....................     12,842        (4,748)       26,876
Cash and cash-equivalents, beginning of year...................................     25,910        38,752        34,004
                                                                                 ---------     ---------     ---------
Cash and cash-equivalents, end of year.........................................  $  38,752     $  34,004     $  60,880
                                                                                 =========     =========     =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest...................................................................  $  14,268     $  12,913     $  12,623
    Income taxes...............................................................      4,256           997         2,738
                                                                                 =========     =========     =========

    Supplemental schedule of noncash investing and financing activities:

    During the fiscal year ended January 31, 1997, the Company acquired the 50% interest of its partners in the European and Indiana Joint Ventures and in the Pacer Joint Venture, the 20% interests of the minority shareholders in the Texas and Florida operations, and the license rights and related assets of its Delaware Valley (Philadelphia) licensee. In conjunction with the acquisitions, liabilities were assumed as follows:

        Fair value of assets acquired.............................................................  $92,576
        Cash paid for venturers' and licensee's interests.........................................   37,600
        Stock issued for venturer's interest......................................................   31,600
                                                                                                    -------
                                                                                                    $23,376
                                                                                                    =======

                See notes to consolidated financial statements.

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

     Ticketmaster Group, Inc. and subsidiaries (the Company) is the leading provider of automated ticketing services in the United States with clients including the country's foremost entertainment facilities, promoters and professional sports franchises. The Company provides automated ticketing services to organizations that sponsor events which enable patrons alternatives to purchasing tickets through operator-staffed call centers, the Internet and independent sales outlets remote to the facility box office. On November 22, 1996 the Company completed its Initial Public Offering (IPO).

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and majority (80% or greater) owned companies and joint ventures. Investments in companies and joint ventures, which ownership interests range from 20-50% and in which the Company exercises significant influence over operating and financial policies, are accounted for using the equity method at cost plus advances, increased or decreased by the Company's share of earnings or losses, less dividends received. All significant intercompany balances and transactions have been eliminated.

REVENUE RECOGNITION

     Revenue from ticket operations is recognized as tickets are sold. Revenue from all other sources are recognized either upon delivery or when the service is provided.

CASH AND CASH EQUIVALENTS

     The Company classifies all highly liquid debt instruments purchased with an original maturity of three months or less as cash equivalents.

ACCOUNTS RECEIVABLE, TICKET SALES

     Accounts receivable, ticket sales are principally from ticketing outlets and represent the face value of the tickets sold plus convenience charges, generally net of outlet commissions. The Company performs credit evaluations of new ticket outlets, which are reviewed and updated periodically, requiring collateral as circumstances warrant.

INVENTORY

     Inventory, consisting primarily of systems hardware, maintenance parts and supplies, is stated at the lower of cost (first-in, first out) or market.

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets of three to forty years or, for leasehold improvements, the term of the lease, if shorter. When assets are retired or otherwise disposed of, the cost is removed from the asset account and the corresponding accumulated depreciation is removed from the related allowance account and any gain or loss is reflected in results of operations.

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
COST IN EXCESS OF NET ASSETS ACQUIRED

     The cost in excess of net assets acquired represents amounts allocated to goodwill through the purchase of other businesses, ticketing operations and minority interests and is being amortized by the straight-line method principally over terms ranging from five to thirty years.

ACCOUNTS PAYABLE, CLIENTS

     Accounts payable, clients represents contractual amounts due to clients for tickets sold by the Company on behalf of the organizations that sponsor events.

DEFERRED REVENUE

     Deferred revenue primarily consists of subscription revenue related to publications, maintenance revenue related to Concession Control Systems and sponsorship revenue related to ticketing operations. Deferred publications revenue is recognized pro rata on a monthly basis, over the life of the subscriptions. Costs in connection with the procurement of the subscriptions are charged to expense pro rata on a monthly basis, over the life of the subscriptions. Deferred maintenance revenue is recognized over the term (generally 1 year) of the agreements on a straight-line basis. Deferred sponsorship revenue and the related costs are recognized over the term of the agreements on a straight-line basis.

INCOME TAXES

     Deferred tax assets and liabilities are recognized with respect to the tax consequences attributable to the differences between the financial statement carrying values and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

FOREIGN CURRENCY TRANSLATION

     The consolidated financial statements of foreign subsidiaries are translated into U.S. dollars. Gains and losses resulting from translation are accumulated in a separate component of shareholders' equity (deficiency) until the investment in the foreign entity is sold or liquidated. Gains and losses on currency transactions were immaterial for all years presented.

CONCENTRATION OF CREDIT RISK

     The Company places its temporary cash investments principally in commercial paper with large domestic and international companies and limits the amount of credit exposure in any one company.

INCOME (LOSS) PER SHARE

     Income (loss) per share is based on the weighted average number of Common Shares outstanding, as adjusted for the reverse stock split (note 8) for all years presented.

     Pursuant to the requirements of the Securities and Exchange Commission, Common Shares and stock options issued by the Company during the twelve months immediately preceding an initial public offering have been included in the calculation of the weighted average shares outstanding as if they were outstanding for all periods presented using the treasury stock method.

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FINANCIAL INSTRUMENTS

     The estimated fair values of cash, accounts receivable, notes receivable, accounts payable, accrued expenses, income taxes payable and long term debt approximate their carrying value because of the short term maturity of these instruments or the stated interest rates are indicative of market interest rates.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

STOCK OPTION PLAN

     Prior to February 1, 1996, the Company accounted for its Stock Option Plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On February 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant or, alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on February 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (on an undiscounted basis) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations or liquidity.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 specifies new standards designed to improve the earnings per share (EPS) information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision and (c) revising the contingent share provision and the supplemental EPS data requirements. SFAS No. 128 also

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) makes a number of changes to existing disclosure requirements. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not determined the impact of the implementation of SFAS No. 128.

RECLASSIFICATIONS

     Certain reclassifications have been made to prior years financial information to conform with the current year presentation.

(2) PROPERTY, EQUIPMENT & LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements consisted of the following (in thousands):

                                                                      JANUARY 31,
                                                                 ---------------------
                                                                   1996         1997
                                                                 --------     --------
        Computer equipment.....................................  $ 17,203     $ 28,287
        Building...............................................        --       12,784
        Telephone equipment and furnishings....................     7,688       11,611
        Transportation equipment...............................       642        1,124
        Leasehold improvements.................................     3,516        4,661
                                                                 ---------    ---------
                                                                   29,049       58,467
        Less accumulated depreciation and amortization.........   (16,273)     (25,544)
                                                                 ---------    ---------
                                                                 $ 12,776     $ 32,923
                                                                 =========    =========

(3) INVESTMENTS IN AND ADVANCES TO AFFILIATES

     Investments in Joint Ventures, which the Company refers to also as affiliates or "affiliated companies", consisted of the following (in thousands):

                                                                       JANUARY 31,
                                                                    ------------------
                                                                     1996        1997
                                                                    -------     ------
        Investments in Ticketing Joint Ventures...................  $ 7,458     $6,655
        Investment in Pacer Joint Venture (defined in note 4).....   (2,430)        --
        Advances to Pacer Joint Venture...........................    2,000         --
        Investment in and advances to VJNIL (defined below).......    2,270         --
        Other investments.........................................      486        653
                                                                    --------    -------
                                                                    $ 9,784     $7,308
                                                                    ========    =======

     All of the above investments are accounted for under the equity method. The Company is managing general partner of each of the Joint Ventures.

  Ticketing Joint Ventures

     At January 31, 1997, the Company's investments in Ticketing Joint Ventures consist of a 50% interest in both Ticketmaster-Northwest and Ticketmaster-Australia, a 33% interest in Ticketmaster-Southeast and a 27% interest in Ticketmaster-Mexico. In fiscal 1997, the Company acquired controlling interests in Ticketmaster-Indiana, Ticketmaster-UK Limited and TM-Europe Group (see note 4). Prior to the fiscal 1997

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3) INVESTMENTS IN AND ADVANCES TO AFFILIATES (CONTINUED) acquisition dates, the Company had a 50% interest in these Joint Ventures and, accordingly, classified these investments as affiliates and accounted for them using the equity method of accounting.

     On December 1, 1995, the Company entered into a series of agreements which resulted in the acquisition of a 50% interest in Joint Ventures with its former licensee in Melbourne, Australia for Australian $2.8 million (approximately US $2 million). In March 1996, an additional Australian $400,000 (approximately US $300,000) was paid in accordance with certain contingent consideration provisions of the Joint Venture Agreement for a total investment of Australian $3.2 million (approximately US $2.3 million).

     On October 10, 1996, the Company acquired a 27% equity interest in the Company's Mexican licensee from a third party for $1.8 million in cash and 5% of net distributions (as defined) received with respect to such 27% equity interest from the Mexican operation through December 31, 1998. Pursuant to a letter of intent, the Company and the majority owner of its licensee (CIE) intend to enter into a development agreement to operate in Central and South America using the Company's trademark and technology in exchange for a 22.99% portion of CIE's 73% ownership interest in the Company's Mexican licensee. Upon completion of these two transactions, the Company will have a 50.01% equity interest in future ticketing and service entities in Central America and South America and will have a 49.99% equity interest in existing and future ticketing service entities in Mexico.

     Summarized financial information of the unconsolidated Ticketing Joint Ventures is presented below (in thousands):

                                                                            YEAR ENDED
                                                                            JANUARY 31,
                                                                               1997
                                                                            -----------
        COMBINED RESULTS OF OPERATIONS:
        Revenues..........................................................    $54,577
        Operating income..................................................     10,087
        Net income........................................................     10,032

                                                                            JANUARY 31,
                                                                               1997
                                                                            -----------
        COMBINED FINANCIAL POSITION:
        Total assets....................................................      $24,739
        Total liabilities...............................................       12,551
        Venturers' capital..............................................       12,188

  Pacer/CATS/CCS

     During the years ended January 31, 1995 and 1996, the Company held a 50% interest in and served as the managing general partner of the Pacer Joint Venture. On July 29, 1996, the Company acquired the remaining 50% equity interest in the Pacer Joint Venture from WIL, Incorporated (WIL) (see note 4).

  Video Jukebox Network International Limited (VJNIL)

     On June 30, 1995, the Company acquired 50% of the common stock in VJNIL for $2.2 million in cash and commitments for future management services equivalent to $1 million. Also, on June 30, 1995, the Company loaned VJNIL $1.5 million. On October 29, 1996, the Company received $5.0 million for its interest in VJNIL and $1.6 million as repayment of the note plus interest. A $3.2 million gain on the transaction was recognized.

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4) BUSINESS ACQUISITIONS

     All acquisitions have been accounted for under the purchase method. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition. The aggregate purchase price plus liabilities assumed exceeded the fair value of tangible assets by approximately $65 million, of which approximately $14.5 million was allocated to purchased user agreements with the remaining excess of the estimated fair value of the net assets acquired amounting to approximately $50.5 million, which is being accounted for as goodwill. Purchased user agreements are being amortized over the contract life generally three to ten years, while goodwill is being amortized primarily over 30 years.

  Ticketing Joint Ventures and Licensees

     On February 12, 1996 the Company completed the acquisition of certain assets of Tennessee Performing Arts Center Management Corporation, which manages a ticket selling business within the State of Tennessee, for a purchase price of $1.6 million.

     On June 7, 1996, the Company acquired the minority interests held by its joint venture partner in Ticketmaster UK Limited and Ticketmaster Europe Group. The purchase consideration was $6 million in cash and an Exchangeable Promissory Note (the Note) in the principal amount of $5 million, bearing interest at the prime rate. The Note plus interest was paid in full in November 1996.

     On August 31, 1996, the Company purchased certain assets of its Albuquerque, New Mexico licensee, which manages a ticket distribution business in Albuquerque, New Mexico, for a purchase price of $150,000.

     On October 3, 1996, the Company acquired the license rights and related assets of its Delaware Valley (Philadelphia) licensee, which manages a ticket distribution business primarily in Philadelphia, Pennsylvania for $19 million in cash.

     On November 22, 1996, the Company completed the acquisition of the 50% equity interest of its partner in Ticketmaster-Indiana. In connection with this transaction, the Company issued 1,862,069 shares of Common Stock having an aggregate value of $27 million based on the IPO Price per share (also, see note
8).

     On November 25, 1996, the Company acquired the 20% equity interest of the minority shareholder in Southwest Ticketing, Inc., the Company's consolidated operating subsidiary in Texas, for $6 million in cash. With the acquisition, the Company increased its ownership interest to 100%.

     Also, on November 25, 1996, the Company acquired the 20% equity interest of the minority shareholder in Ticketmaster-Florida, Inc., the Company's consolidated operating subsidiary in Florida. In connection with the acquisition, the Company issued 317,241 shares of Common Stock (having a value of $4.6 million based upon the IPO Price per share). With the acquisition, the Company increased its ownership interest to 100%.

  Pacer/CATS/CCS

     On July 29, 1996, the Company acquired the 50% interest held by its joint venture partner in Pacer/CATS/CCS - a Wembley/Ticketmaster Joint Venture (the Pacer Joint Venture) which business is to develop, design and service stand-alone computer tickets systems, as well as other management information systems to be used in various venues, including motion picture theaters, stadiums, arenas and amusement parks. With the acquisition, the Company increased its ownership interest to 100%.

     Consideration paid by the Company in connection with its initial 50% interest in the Pacer Joint Venture and the subsequent 50% interest purchased from WIL aggregated approximately $16 million in cash and the assumption of $7.5 million of debt. WIL's contribution to the Pacer Joint Venture included certain ticketing technology in development and employment contracts with covenants-not-to-compete, for which the Com-

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4) BUSINESS ACQUISITIONS (CONTINUED)
pany paid $7.5 million and $3.75 million, respectively. The technology in development was expensed as research and development cost by the Company. During the year ended January 31, 1995, the covenants-not-to-compete were charged to expense, as it was determined that this intangible had no future value to the Company. The remaining $3.25 million of the Company's excess investment over the underlying equity in the Pacer Joint Venture has been recorded as cost in excess of net assets acquired and is being amortized using the straight line method over a period of seven and a half years.

  Proforma Financial Results

     The following pro forma information presents a summary of consolidated results of the Company, the European, Indiana and Pacer Joint Ventures, the Delaware Valley (Philadelphia) and Mexico licensees and the Texas and Florida operating subsidiaries for the years ended January 31, 1996 and 1997 assuming the acquisitions had been made as of February 1, 1995, with pro forma adjustments to give affect to amortization of goodwill and purchased user agreements, interest on the related acquisitions and the related income tax effect utilizing a statutory rate for Federal taxes equal to 34%, for state and foreign taxes equal to the rate applicable in each jurisdiction. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effective on February 1, 1995.

                                                         FISCAL YEAR ENDED JANUARY 31
                                                        ------------------------------
                                                          1996             1997
                                                        --------     -----------------
                                                          (IN THOUSANDS, EXCEPT PER
                                                                SHARE AMOUNTS)
            Total revenue.............................  $223,666         $ 270,851
            Net income (loss).........................    (6,076)            1,989
            Income (loss) per share...................     (0.40)             0.12

     Pro forma results of operations have not been presented for the Nashville or the New Mexico acquisitions because the pro forma effects of these acquisitions are not significant.

(5) INTANGIBLE AND OTHER ASSETS, NET

     Intangible and other long term assets consisted of the following (in thousands):

                                                                       JANUARY 31,
                                                                   -------------------
                                                                    1996        1997
                                                                   -------     -------
        Purchased user agreements................................  $ 5,949     $20,320
        Covenants not to compete.................................    1,274       1,072
        Other....................................................    2,674       3,199
        Note Receivable..........................................    1,550       1,440
                                                                   -------     -------
                                                                   $11,447     $26,031
                                                                   =======     =======

     The purchased user agreements and other long term assets are being amortized generally in accordance with the contract terms, primarily on a straight-line basis, including any annual minimum guarantees specified by the contract. The lives of the contracts generally range from 2 to 10 years. The covenants not to compete are being amortized using the straight-line method over the lives of the noncompetition agreements, principally ranging from 2 to 25 years. Other long term assets include debt issue costs.

     Notes receivable consists of the long term portion of a $2 million note entered into with a former related party in May 1995. The $2 million note bears an interest rate of prime (8.25% at January 31, 1997) plus 1% and is due in monthly installments through April 30, 1998 with the balance due on May 31, 1998.

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6) LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                                                              JANUARY 31,
                                                                         ---------------------
                                                                           1996         1997
                                                                         --------     --------
Notes payable to bank on revolving loan ($100 million at January 31,
  1996, $175 million at January 31, 1997, respectively),
  collateralized by substantially all of the Company's assets, payable on December 31, 1999; bearing interest at the London
  Inter-Bank Offering Rate (5.5% and 5.4% at January 31, 1996 and
  1997, respectively) plus the applicable margin, as defined (1.625%
  at January 31, 1996 and 1997, respectively)........................    $ 84,800     $120,000
Notes payable to bank on term loan collateralized by substantially all of the Company's assets and certain publicly traded common stock pledged by the majority shareholder, paid in November 1996:
  bearing interest at the London Inter-Bank Offering Rate (5.5% at
  January 31, 1996), plus the applicable margin, as defined (1.625%
  at January 31, 1996)...............................................      75,000           --
Notes payable to bank on term loan collateralized by substantially all of Pacer's assets, interest at prime (8.25% at January 31,
  1997) plus 0.25% or at the Inter-Bank Offering Rate plus 225 basis points; interest payable monthly; principal payable monthly
  beginning July 31, 1997 with the balance due on June 30, 1999......          --        7,500
Other................................................................         109          204
                                                                         --------     --------
                                                                          159,909      127,704
Less current portion.................................................          45          190
                                                                         --------     --------
                                                                         $159,864     $127,514
                                                                         ========     ========

     Annual principal payments due subsequent to January 31, 1997 are as follows (in thousands):

                  Year ending January 31:
                    1998........................................    $    190
                    1999........................................         764
                    2000........................................     126,750
                                                                    --------
                                                                    $127,704
                                                                    ========

     Aggregate bank group commitment under the terms of the Company's revolving loan agreement, currently equals $175 million reducing to $165 million at December 31, 1997 and $150 million at December 31, 1998.

     The Company's revolving credit and term loans borrowing agreements with its bank group are subject to certain restrictive covenants relating to, among other things, net worth, cash flows and capital expenditures. The Company was in compliance with its restrictive covenants or has obtained the necessary waivers from its bank for the fiscal years ended January 31, 1995, 1996 and 1997. In addition, the Company's credit agreements impose certain restrictions on the payment of dividends to the Company's shareholders.

     The Company has issued standby letters of credit totaling $0.2 million on January 31, 1997.

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7) INCOME TAXES

     Deferred income taxes result from temporary differences in the tax and financial reporting bases of certain assets and liabilities. The sources of these differences and the tax effect of each were as follows (in thousands):

                                                                        JANUARY 31,
                                                                     -----------------
                                                                      1996       1997
                                                                     ------     ------
        Deferred tax assets:
        Investments in affiliates due to equity in net loss and
          amortization period differences........................    $5,125     $3,305
        Deferred revenue.........................................       975      1,545
        Contributions............................................       375        630
        State and local taxes....................................       130         45
        Other....................................................        50         --
                                                                     ------     ------
                  Total deferred tax assets......................     6,655      5,525
        Deferred tax liabilities:
        Other intangible assets, principally due to
          amortization...........................................       880        600
        Equipment and leasehold improvements, principally due to
          depreciation...........................................       575        265
        Cost in excess of net assets acquired, principally due to
          amortization...........................................        --        415
        Other....................................................        --        297
                                                                     ------     ------
                  Total deferred tax liabilities.................     1,455      1,577
                                                                     ------     ------
                       Net deferred tax assets...................    $5,200     $3,948
                                                                     ======     ======

     In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of January 31, 1997, the Company had not provided a valuation allowance to reduce the net deferred tax assets due to the Company's expectation of future taxable income against which the deferred tax asset may be realized.

     The provision/(benefit) for income taxes consisted of the following (in thousands):

                                                            YEARS ENDED JANUARY 31,
                                                         ------------------------------
                                                          1995        1996        1997
                                                         -------     -------     ------
        Current:
          Federal......................................  $   510     $(1,500)    $  545
          State........................................    1,020       1,080      1,330
          Foreign......................................       --          --        130
                                                         -------     -------     ------
                                                           1,530        (420)     2,005
                                                         -------     -------     ------
        Deferred:
          Federal......................................   (3,446)     (1,595)     1,092
          State........................................     (754)       (235)       161
                                                         -------     -------     ------
                                                          (4,200)     (1,830)     1,253
                                                         -------     -------     ------
        Total income tax provision (benefit)...........  $(2,670)    $(2,250)    $3,258
                                                         =======     =======     ======

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7) INCOME TAXES (CONTINUED)
     The following is a reconciliation of the statutory Federal income tax rate to the Company's effective income tax rate:

                                                               YEARS ENDED JANUARY 31,
                                                               -----------------------
                                                               1995      1996      1997
                                                               ---       ---       ---
        Statutory Federal income tax expense.................  (34)%     (34)%      34%
        State income taxes, net of Federal benefit...........    2         5        20
        Effect of foreign operations.........................   (1)       (3)       (7)
        Non-deductible amortization of excess cost over fair
          market value of net assets acquired................    3         5        10
        Meals and entertainment limitation...................    3         2         5
        Other................................................   (2)        3         3
                                                               ----      ----      ----
                                                               (29)%     (22)%      65%
                                                               =====     =====     =====

     Federal income tax returns of the Company for all fiscal years through 1989 and the 1993 fiscal year have been closed and all matters have been resolved. The Federal income tax returns for the 1990 and 1991 fiscal years have been audited by the Internal Revenue Service and the Company received a Notice of Proposed Adjustment. A response to the proposed adjustments has been filed. Management believes that the resolution of the proposed adjustments will not have a material adverse effect on the Company's financial position or results of operations.

(8) CAPITAL STOCK

     In August 1996, the Company amended its Restated Certificate of Incorporation pursuant to which the classes of the Company's Common and Preferred Stock were revised (the Stock Amendment). There were no accounting effects as a result of the Stock Amendment. A description of the Company's structure before and after the Stock Amendment follows:

     COMMON STOCK

     Prior to the Stock Amendment, the Company had authorized the issuance of 80,000,000 shares of Series A Common Stock and 1,000,000 shares of Series B Common Stock. Each share of Series A Common was entitled to one vote; Series B Common Stock had no voting rights. As of January 31, 1996 and 1997, no shares of Series B Common Stock were issued or outstanding.

     Subsequent to the Stock Amendment, the authorized, issued and outstanding shares of the Company's Series A Common Stock, and the voting rights, remained unchanged. The Series A Common Stock is now referred to as the Common Stock. The Company no longer had Series B Common Stock.

     On August 21, 1996, the Board of Directors authorized a one-for-three reverse stock split of the Company's Common Stock which subsequently was approved by the shareholders. All references in the consolidated financial statements to the number of common shares and per share amounts have been retroactively restated to reflect the decreased number of common shares outstanding.

     PREFERRED STOCK

     Prior to the Stock Amendment, the Company had authorized three series of Preferred Stock. The Company had 15,000,000 authorized shares of no par Series I Preferred Stock, 5,900,000 authorized shares of

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(8) CAPITAL STOCK (CONTINUED)
no par Series II Preferred Stock, and 4,100,000 shares of no par undesignated Preferred Stock. As of January 31, 1996 and 1997, no shares of Preferred Stock were issued or outstanding.

     Subsequent to the Stock Amendment, the Company had 20,000,000 authorized shares of no par undesignated Preferred Stock. The Company no longer had Series I or II Preferred Stock.

     In conjunction with the Indiana transaction (note 4), the Company designated a new series of Preferred Stock -- Series A Redeemable Convertible Preferred Stock (Series A Preferred Stock). One share of no par Series A Preferred Stock was authorized. The one share of Series A Preferred Stock is entitled to receive an annual dividend of $2,700,000, payable in installments on the last day of each calendar quarter. The one share of Series A Preferred Stock was issued on November 12, 1996 and converted into 1,862,069 shares of Common Stock on November 22, 1996; a $67,000 dividend was paid on December 31, 1996.

(9) STOCK OPTIONS

     In February 1994, the Company adopted the Ticketmaster Stock Plan (the
Plan), under which 3,250,000 shares of common stock have been reserved for issuance upon exercise of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or phantom stock awards.

     The table below summarizes stock option activity under the Plan over the past three years consisting solely of the non-qualified stock options:

                                                                          OPTION PRICE
                                                          NUMBER           (RANGE PER
                                                         OF SHARES           SHARE)
                                                         ---------      ----------------
        Options outstanding at February 1, 1994.........        --
          Granted.......................................   265,111      $14.14
          Exercised.....................................        --
          Canceled or expired...........................        --
                                                         ---------      -------------
        Options outstanding at January 31, 1995.........   265,111      $14.14
          Granted.......................................        --
          Exercised.....................................        --
          Canceled or expired...........................        --
                                                         ---------      -------------
        Options outstanding at January 31, 1996.........   265,111      $14.14
          Granted....................................... 2,801,700      $14.50
          Exercised.....................................        --
          Canceled or expired...........................    (9,900)     $14.50
                                                         ---------      -------------
        Options outstanding at January 31, 1997......... 3,056,911      $14.14 - $14.50
                                                         =========      =============
        Exercisable at January 31, 1997.................   247,437

     Options are granted at prices not less than the market value of the common stock at grant date and become exercisable over a period of 6 to 48 months. Options expire not later than 10 years after the date of grant. Options outstanding at January 31, 1997 had an average exercise price of $14.47 per share and will expire at various dates between February 2004 and October 2006, or earlier, in certain cases, if the individual is no longer employed by the Company. On January 31, 1997, the Company's underlying stock closed on the NASDAQ at a price of $14.125 per share.

     On December 15, 1993, the Company granted, outside of the Plan, options to acquire 1,331,340 shares of common stock at an exercise price of $14.14 per share. At January 31, 1997, 1,026,241 options were exercisable. The options expire on December 15, 2003. No options were exercised as of January 31, 1997.

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(9) STOCK OPTIONS (CONTINUED)
     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                                          YEAR ENDED
                                                                           JANUARY
                                                                             31,
                                                                             1997
                                                                          ----------
        Net income
          As reported...................................................   $  1,792
          Pro forma.....................................................        902
        Net income per share
          As reported...................................................        .10
          Pro forma.....................................................        .05

     Pro forma net income reflects only options granted in fiscal 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 6 months to 4 years and compensation cost for options granted prior to January 31, 1996 is not considered.

     The weighted average fair value of options granted during the year was $4.81 in 1997. No options were granted in 1996. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                          YEAR ENDED
                                                                           JANUARY
                                                                             31,
                                                                             1997
                                                                          ----------
        Dividend Yield..................................................        0%
        Volatility......................................................       27%
        Risk free interest..............................................      7.2%
        Expected terms (years)..........................................        4%

     The impact of outstanding unvested stock options granted prior to 1997 has been excluded from the pro forma calculations. Accordingly, the 1996 and 1995 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

 (10) 401(K) PLAN

     The Company has a 401(k) plan covering all eligible employees, which contains an employer matching feature of 25% up to a maximum of 6% of the employee's compensation. The Company's contribution for the plan years ended December 31, 1994, 1995 and 1996 was approximately $190,000, $310,000 and
$410,000, respectively.

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11) COMMITMENTS AND CONTINGENCIES

     The Company leases office space and equipment under various operating leases that expire at various dates through 2014. Future minimum lease payments are as follows as of January 31, 1997 (in thousands):

                                    YEAR ENDING
                                    JANUARY 31,                      AMOUNT
                ---------------------------------------------------  -------
                     1998..........................................  $ 7,393
                     1999..........................................    6,891
                     2000..........................................    5,803
                     2001..........................................    3,457
                     2002..........................................    2,826
                  Thereafter.......................................    3,014
                                                                     -------
                                                                     $29,384
                                                                     =======

     Additional rental payments may be required for the Company's pro rata share of certain operating expenses associated with office space leases.

     Rental expense charged to operations for operating leases was approximately $5.9 million, $4.9 million and $4.9 million and for the years ended January 31, 1995, 1996 and 1997 respectively.

(12) RELATED PARTY TRANSACTIONS

     The Company has employment contracts with certain senior executives which require through 2002, periodic payments aggregating $0.9 million to $6.2 million per year, plus performance bonuses based in part upon the annual results of operations.

     At January 31, 1996 and 1997, an affiliate of a primary lender to the Company held 196,370 shares of Common Stock, which represents less than 1% of the shares outstanding.

     The Company entered into an agreement expiring on December 31, 2003, with an affiliate of its majority shareholder, whereby in exchange for services rendered in connection with the development of the Company's web site, the Company will pay royalties ranging from 5 - 10% of ticket service charges and merchandise sold through its web site (net of defined deductions). The agreement calls for an annual minimum royalty payment of $100,000 per year (pro-rated for 1996). Royalty payments incurred for the year ended January 31, 1997 amounted to $50,000.

(13) LITIGATION AND GOVERNMENT INVESTIGATION

     The Company and several of its subsidiaries were named as defendants in several Federal and state antitrust consumer class action lawsuits. These cases, consolidated by the Judicial Panel on Multi-District Litigation, asserted among other things violations of Sections 1 and 2 of the Sherman Act. On May 31, 1996, these cases were dismissed for failure to state a claim. On June 12, 1996, plaintiffs appealed the court's decision. Oral argument was held on February 14, 1997, and the case is under advisement by the Eighth Circuit Court of Appeals.

     On March 17, 1995, Moviefone, Inc. and the Teleticketing Company, L.P. filed a complaint against the Company in the United States District Court for the Southern District of New York. The complaint asserts that the Company has violated Sections 1 and 2 of the Sherman Antitrust Act and Section 7 of the Clayton Act. On May 8, 1995, the Company filed a motion to dismiss the case in its entirety. The Court heard oral argument on September 26, 1995. On March 4, 1997, prior to the rendering of any decision by the Court on the Company's motion to dismiss, the Company received an amended complaint in which the plaintiffs assert

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(13) LITIGATION AND GOVERNMENT INVESTIGATION (CONTINUED) essentially the same claims as in the prior complaint but have added a RICO claim and tort claims. The Company filed a motion to dismiss the amended complaint on April 17, 1997.

     The Company also is involved in various other investigations, lawsuits and claims arising in the normal conduct of its business, including but not limited to, allegations of antitrust violations. The Company has also at times responded to inquiries from various government and state authorities. In the opinion of the Company's management, none of the Company's legal proceedings will have a material adverse effect on the Company's financial position or results of operation.

(14) SUBSEQUENT EVENTS

     In March 1997, the Company signed a letter of intent to purchase 100% of the businesses of its Canadian licensees, Vancouver Ticket Centre Limited and Ticketmaster Canada, Inc. for a combination of cash and stock for an amount not yet determined.

                          QUARTERLY FINANCIAL SUMMARY
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                     APRIL
                                                      30        JULY 31     OCTOBER 31     JANUARY 31
                                                    -------     -------     ----------     ----------
FISCAL YEAR ENDED JANUARY 31, 1997
  Revenues........................................  $46,741     $53,218      $ 62,578       $ 68,424
  Operating Income................................      427       3,069         4,745          5,422
  Net income (loss)...............................   (1,979)       (439)        2,849          1,361
  Earnings (loss) per share.......................  $ (0.13)    $ (0.03)     $   0.19       $   0.06

FISCAL YEAR ENDED JANUARY 31, 1996
  Revenues........................................  $42,302     $41,428      $ 38,196       $ 39,324
  Operating Income................................    2,639       1,254           252         (1,435)
  Net loss........................................     (728)     (1,598)       (2,660)        (3,109)
  Loss per share..................................  $ (0.05)    $ (0.10)     $  (0.17)      $  (0.20)

                          INDEPENDENT AUDITORS' REPORT

The Venturers:
Ticketmaster Northwest (A Joint Venture)

We have audited the accompanying balance sheet of Ticketmaster Northwest (A Joint Venture) as of January 31, 1997, and the related statements of income and venturers' capital, and cash flows for the year then ended. These financial statements are the responsibility of Ticketmaster Northwest's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ticketmaster Northwest (A Joint Venture) as of January 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

Los Angeles, California
March 12, 1997, except for Note 7,
  which is as of April 22, 1997

                             TICKETMASTER NORTHWEST
                               (A JOINT VENTURE)

                                 BALANCE SHEET
                                JANUARY 31, 1997
                                 (IN THOUSANDS)

                                     ASSETS

Current assets:
  Cash and cash-equivalents.........................................................  $4,952
  Accounts receivable, ticket sales.................................................     502
  Accounts receivable, trade........................................................     176
  Due from affiliates...............................................................     208
  Prepaid expenses..................................................................     268
                                                                                      ------
          Total current assets......................................................   6,106
Noncurrent assets:
  Equipment and leasehold improvements, net.........................................     544
  Other assets......................................................................     358
                                                                                      ------
                                                                                      $7,008
                                                                                      ======

                             LIABILITIES AND VENTURERS' CAPITAL
Current liabilities:
  Accounts payable, trade...........................................................  $  134
  Accounts payable, clients.........................................................   4,359
  Accrued expenses..................................................................     332
  Deferred income and other.........................................................      71
                                                                                      ------
          Total current liabilities.................................................   4,896
Venturers' capital..................................................................   2,112
                                                                                      ------
                                                                                      $7,008
                                                                                      ======

                See accompanying notes to financial statements.

                             TICKETMASTER NORTHWEST
                               (A JOINT VENTURE)

                   STATEMENT OF INCOME AND VENTURERS' CAPITAL
                       FISCAL YEAR ENDED JANUARY 31, 1997
                                 (IN THOUSANDS)

Revenue............................................................................  $ 9,651
Operating costs, expenses and other items:
  Operating costs..................................................................    4,712
  Selling, general and administrative..............................................    1,838
  Depreciation.....................................................................      225
                                                                                     -------
          Net income...............................................................    2,876
Venturers' capital at beginning of year............................................    1,286
Distribution to venturers..........................................................   (2,050)
                                                                                     -------
Venturers' capital at end of year..................................................  $ 2,112
                                                                                     =======

                See accompanying notes to financial statements.

                             TICKETMASTER NORTHWEST
                               (A JOINT VENTURE)

                            STATEMENT OF CASH FLOWS
                       FISCAL YEAR ENDED JANUARY 31, 1997
                                 (IN THOUSANDS)

Cash flows from operating activities:
  Net income.......................................................................  $ 2,876
  Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation..................................................................      225
  Changes in operating assets and liabilities:
     Accounts receivable...........................................................      (35)
     Due from affiliates...........................................................      (73)
     Prepaid expenses..............................................................      (15)
     Other assets..................................................................     (297)
     Accounts payable, trade.......................................................       23
     Accounts payable, clients.....................................................   (3,878)
     Accrued expenses..............................................................      (80)
     Deferred income and other.....................................................       71
                                                                                     -------
  Net cash used in operating activities............................................   (1,183)
Cash used in investing activities-purchases of equipment and leasehold
  improvements.....................................................................     (212)
Cash used in financing activities-distribution to venturers........................   (2,050)
                                                                                     -------
  Net decrease in cash and cash-equivalents........................................   (3,445)
Cash and cash-equivalents, beginning of year.......................................    8,397
                                                                                     -------
Cash and cash-equivalents, end of year.............................................  $ 4,952
                                                                                     =======

                See accompanying notes to financial statements.

                             TICKETMASTER NORTHWEST
                               (A JOINT VENTURE)

                         NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     Ticketmaster Northwest (Joint Venture) is a Washington joint venture and is 50% owned by Ticketmaster Corporation of Washington (TCW) and HBI Financial Inc.
(HBI) respectively. The Joint Venture is engaged in the business of providing computerized ticketing services to venues and promoters primarily in the State of Washington. The Joint Venture's profits and losses are shared by joint venturers in proportion to their equal ownership interests.

  Revenue Recognition

     Revenue from ticket operations is recognized as tickets are sold.

  Cash and Cash Equivalents

     The Company classifies all highly liquid debt instruments purchased with an original maturity of three months or less as cash equivalents.

  Accounts Receivable, Ticket Sales

     Accounts receivable, ticket sales are principally from ticketing outlets and represent the face value of the tickets sold plus convenience charges, generally net of outlet commissions. The Joint Venture performs credit evaluations of new ticket outlets, which are reviewed and updated periodically, requiring collateral as circumstances warrant.

  Equipment and Leasehold Improvements

     Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets of three to five years or, for leasehold improvements, the term of the lease, if shorter. When assets are retired or otherwise disposed of, the cost is removed from the asset account and the corresponding accumulated depreciation is removed from the related allowance account and any gain or loss is reflected in results of operations.

  Concentration of Credit Risk

     The Joint Venture places its cash equivalents principally in money market accounts with its banks. The money market investments are diverse and generally short-term and, therefore, bear minimal risk. The Joint Venture has not experienced any losses on its money market investments.

  Accounts Payable, Clients

     Accounts payable, clients represents contractual amounts due to clients for tickets sold by the Joint Venture on behalf of the organizations that sponsor events.

  Income Taxes

     No provision has been made for Federal and state income taxes, since these taxes are the responsibility of the joint venturers.

                             TICKETMASTER NORTHWEST
                               (A JOINT VENTURE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
  Financial Instruments

     The estimated fair values of cash, accounts receivable, due from venturers, accounts payable and accrued expenses approximate their carrying value because of the short term maturity of these instruments or the stated interest rates are indicative of market interest rates.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     The Company adopted to provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be "Disposed Of," on February 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows, (on an undiscounted basis) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Adoption of this statement did not have a material impact on the Company's financial position, results of operations or liquidity.

(2) EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

     Equipment and leasehold improvements at January 31, 1997 are summarized as follows (in thousands):

        Telephone and computer equipment....................................  $  967
        Furniture and equipment.............................................      31
        Leasehold improvements..............................................     178
                                                                              ------
                                                                               1,176
        Less accumulated depreciation.......................................    (632)
                                                                              ------
                                                                              $  544
                                                                              ======

(3) OTHER ASSETS

     During the fiscal year ended January 31, 1997, pursuant to the renewal of an agreement to provide ticketing services, the Joint Venture was required to pay a recoupable advance of $500,000 against revenue to be earned over a three-year period. As of January 31, 1997, $125,000 was included as prepaid expenses and $357,000 was included in other assets.

                             TICKETMASTER NORTHWEST
                               (A JOINT VENTURE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(4) COMMITMENTS AND CONTINGENCIES

     The Joint Venture leases office space and equipment under various operating leases which expire through 1999. Future minimum lease payments are as follows as of January 31, 1997 (in thousands):

                               YEAR ENDING JANUARY 31                         AMOUNT
        --------------------------------------------------------------------  ------
                1998........................................................   $127
                1999........................................................    127
                2000........................................................     72
                                                                              ------
                                                                               $326
                                                                              ======

     Rental expenses charged to operations for operating leases was approximately $130,000 for the year ended January 31, 1997.

(5) 401(K) PLAN

     Ticketmaster Corporation has a 401(k) Plan covering all eligible employees of the Joint Venture. The Plan contains an employer matching feature of 25% up to a maximum of 6% of the employee's compensation. The Joint Venturer's contribution for the plan year ended December 31, 1996 was approximately $18,000.

(6) RELATED PARTY TRANSACTIONS

     Charges from the venturers and affiliates under various agreements were as follows for the year ended January 31, 1997 (in thousands):

        Management Fees (royalties)............................................  $24
        Reimbursements for other services......................................   10
        Purchases of equipment from the venturers..............................   40

(7) SUBSEQUENT EVENT

     On February 24, 1997, TCW filed a complaint against HBI seeking dissolution of the Joint Venture. On March 17, 1997, HBI filed a counterclaim against TCW seeking a declaratory judgment that TCW by its actions in filing the lawsuit dissolved the Joint Venture in contravention to the joint venture agreement. On April 11, 1997, TCW filed a motion of summary judgment asserting that since the Joint Venture had an indefinite term, it could be dissolved under Washington law, at the will of either partner. On April 22, 1997, HBI filed its response and a motion for partial summary judgment.

                            TICKETMASTER GROUP, INC.                 SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                             COLUMN C
                                                     -------------------------
                                       COLUMN B              ADDITIONS              COLUMN D       COLUMN E
                                      ----------     -------------------------     ----------     ----------
              COLUMN A                BALANCE AT                    CHARGED        DEDUCTIONS      BALANCE
------------------------------------- BEGINNING                     TO COSTS          FROM          AT END
             DESCRIPTION              OF PERIOD      OTHER(A)     AND EXPENSES      RESERVES      OF PERIOD
------------------------------------- ----------     --------     ------------     ----------     ----------
Allowance deducted from assets to
  which it applies
  Allowance for doubtful accounts:
     Year ended January 31, 1997.....     $0          $1,215          $  0            $226          $  989
  Inventory reserves:
     Year ended January 31, 1997.....      0           1,871           460             895           1,436

---------------

Note A -- Represents amounts related to the Pacer Joint Venture on the date of acquisition (consolidation).