Form 10-Q
period 1997-04-30
TICKETMASTER GROUP INC
filed 1997-06-13
CIK 1021354

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM             TO

                               COMMISSION FILE NUMBER
                                       0-21631

                              TICKETMASTER GROUP, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   ILLINOIS                                     36-3597489
       (STATE OR OTHER JURISDICTION OF                       I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
    8800 SUNSET BOULEVARD, WEST HOLLYWOOD,                        90069
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares outstanding of the registrant's Common Stock as of April
                            30, 1997 was 24,739,715.

================================================================================

                            TICKETMASTER GROUP, INC.

                                     INDEX

                                                                                     PAGE NO.
                                                                                     --------
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
     Independent Auditors' Review Report...........................................      2
     Consolidated Balance Sheets -- January 31, 1997 and April 30, 1997............      3
     Consolidated Statements of Operations -- Three months ended April 30, 1996 and
      1997.........................................................................      4
     Consolidated Statements of Cash Flows -- Three months ended April 30, 1996 and
      1997.........................................................................      5
     Condensed Notes to Consolidated Financial Statements..........................      7
  Item 2. Management's Discussion and Analysis of Financial Condition and Results
     of Operations.................................................................      9
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings........................................................     15
  Item 6. Exhibits and Reports on Form 8-K.........................................     15
     Signatures....................................................................     16

                      INDEPENDENT AUDITOR'S REVIEW REPORT

The Board of Directors
Ticketmaster Group, Inc.:

     We have reviewed the consolidated balance sheet of Ticketmaster Group, Inc. and subsidiaries as of April 30, 1997, the consolidated statements of operations for the three month periods ended April 30, 1996 and 1997, and the related statements of cash flows for the three month periods ended April 30, 1996 and 1997. These consolidated financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Ticketmaster Group, Inc. and subsidiaries as of January 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 12, 1997, except for Notes 13 and 14, which are as of April 17, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                          KPMG Peat Marwick LLP

Los Angeles, California
June 6, 1997

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     ASSETS

                                                                      JANUARY 31,      APRIL 30,
                                                                         1997            1997
                                                                      -----------     -----------
                                                                                      (UNAUDITED)
Current assets:
  Cash and cash equivalents.........................................   $   60,880      $  100,206
  Accounts receivable, ticket sales.................................       12,014          14,799
  Accounts receivable, other........................................        8,884          10,779
  Inventory.........................................................        4,093           4,281
  Prepaid expenses..................................................        8,079           9,396
                                                                       ----------      ----------
          Total current assets......................................       93,950         139,461
Property, equipment and leasehold improvements, net.................       32,923          38,635
Investments in and advances to affiliates...........................        7,308           7,890
Cost in excess of net assets acquired, net..........................       65,074          85,810
Intangible and other assets, net....................................       26,031          32,292
Deferred income taxes, net..........................................        3,948           3,908
                                                                       ----------      ----------
                                                                       $  229,234      $  307,996
                                                                       ==========      ==========
                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.................................   $      190      $      397
  Accounts payable, trade...........................................       10,767          10,239
  Accounts payable, clients.........................................       35,842          77,112
  Accrued expenses..................................................       16,863          23,084
  Deferred revenue..................................................        9,233          12,358
                                                                       ----------      ----------
          Total current liabilities.................................       72,895         123,190
Long-term debt, net of current portion..............................      127,514         137,995
Deferred rent and other.............................................        7,400           7,393
Minority interests..................................................           80              73
Shareholders' equity:
  Preferred stock...................................................           --              --
  Common stock, no par value, authorized 80,000,000 shares, issued and outstanding 24,739,715 shares at January 31, and April 30,
     1997, respectively.............................................           --              --
  Exchangeable, Class B common stock of a subsidiary, non-voting, non-participating, no par value, issued and outstanding
     1,115,531 shares at April 30, 1997.............................           --          16,175
  Additional paid-in capital........................................      127,466         127,466
  Cumulative currency translation adjustment........................          (53)           (109)
  Accumulated deficit...............................................     (106,068)       (104,187)
                                                                       ----------      ----------
          Total shareholders' equity................................       21,345          39,345
                                                                       ----------      ----------
                                                                       $  229,234      $  307,996
                                                                       ==========      ==========

           See condensed notes to consolidated financial statements.

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED APRIL
                                                                                30,
                                                                    ---------------------------
                                                                       1996            1997
                                                                    -----------     -----------
Revenue:
  Ticketing operations............................................  $    44,013     $    67,392
  Concession control systems......................................           --           6,250
  Publications....................................................        1,990           2,967
  Merchandising...................................................          738             394
                                                                    -----------     -----------
                                                                         46,741          77,003
Operating costs, expenses and other items:
  Ticketing operations............................................       27,750          39,105
  Ticketing selling, general and administrative...................        7,825          10,600
  Concession control systems operations...........................           --           3,701
  Concession control systems selling, general & administrative....           --           2,287
  Publications....................................................        4,521           4,723
  Merchandising...................................................          651             350
  Corporate general and administrative............................        4,226           5,121
  Depreciation....................................................        1,350           2,233
  Amortization of goodwill........................................          448           1,028
  Amortization of other...........................................          555           1,667
  Equity in net income of unconsolidated affiliates...............       (1,012)           (656)
                                                                    -----------     -----------
     Operating income.............................................          427           6,844
Other expenses:
  Interest expense, net...........................................        2,912           2,100
  Minority interests..............................................          144              43
                                                                    -----------     -----------
     Income (loss) before income taxes............................       (2,629)          4,701
Income tax (benefit) provision....................................         (650)          2,820
                                                                    -----------     -----------
     Net income (loss)............................................  $    (1,979)    $     1,881
                                                                    ===========     ===========
Net income (loss) per share.......................................  $     (0.13)    $      0.07
                                                                    ===========     ===========
Weighted average number of common shares and exchangeable common
  shares outstanding..............................................   15,310,405      25,483,402
                                                                    ===========     ===========

           See condensed notes to consolidated financial statements.

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                               APRIL 30,
                                                                         ---------------------
                                                                           1996         1997
                                                                         --------     --------
Cash flows from operating activities:
  Net income (loss)....................................................  $ (1,979)    $  1,881
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization.....................................     2,353        4,928
     Income attributable to minority interests.........................       144           43
     Equity in net income of unconsolidated affiliates.................    (1,012)        (656)
     Deferred income taxes.............................................      (500)          40
     Changes in operating assets and liabilities net of effects from purchase of licensees' interests:
       Accounts receivable, ticket sales...............................    (4,745)      (1,769)
       Accounts receivable, other......................................    (1,296)         152
       Inventory.......................................................       174         (188)
       Prepaid expenses................................................      (335)        (562)
       Accounts payable, trade.........................................       (61)      (1,982)
       Accounts payable, clients.......................................    10,848       26,863
       Accrued expenses................................................     1,978        4,187
       Deferred revenue................................................     3,438        2,706
       Deferred rent and other.........................................       525           (7)
                                                                         --------     --------
          Net cash provided by operating activities....................     9,532       35,636
                                                                         --------     --------
Cash flows from investing activities:
  Purchase of property, equipment and leasehold improvements...........    (1,615)      (4,913)
  Payments for investments in affiliates...............................    (1,680)        (451)
  Cash distributions received from affiliates..........................     1,140          525
  Intangible and other assets..........................................       595         (430)
  Payment for acquisitions of licensees' interests, net of cash
     acquired..........................................................    (1,550)        (905)
                                                                         --------     --------
          Net cash used in investing activities........................    (3,110)      (6,174)
                                                                         --------     --------
Cash flows from financing activities:
  Proceeds from long-term debt.........................................     7,839       19,024
  Reduction of long-term debt..........................................      (851)      (9,054)
  Distributions to minority shareholders...............................       (85)         (50)
                                                                         --------     --------
          Net cash provided by financing activities....................     6,903        9,920
                                                                         --------     --------
Effect of exchange rate changes on cash and cash equivalents...........        --          (56)
                                                                         --------     --------
          Net increase (decrease) in cash and cash equivalents.........    13,325       39,326
Cash and cash equivalents, beginning of period.........................    34,004       60,880
                                                                         --------     --------
Cash and cash equivalents, end of period...............................  $ 47,329     $100,206
                                                                         ========     ========

           See condensed notes to consolidated financial statements.

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                       THREE MONTHS
                                                                      ENDED APRIL 30,
                                                                     -----------------
                                                                      1996       1997
                                                                     ------     ------
Supplemental disclosures of cash flow information:
          Cash paid during the period for:
            Interest...............................................  $2,908     $2,352
            Income taxes...........................................      73        197

Supplemental schedule of noncash investing and financing activities:

     During the quarter ended April 30, 1997, the Company acquired its licensees' equity interest in the Canadian operations. In conjunction with the acquisition, liabilities were assumed as follows:

          Fair value of assets acquired..................................    $51,385
          Cash paid for interests acquired...............................     16,175
          Exchangeable Common Stock (defined in Note 2) issued for
             interests acquired..........................................     16,175
                                                                             -------
                  Liabilities assumed....................................    $19,035
                                                                             =======

           See condensed notes to consolidated financial statements.

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of Ticketmaster Group, Inc. and subsidiaries (the "Company") for the three months ended April 30, 1996 and 1997, and have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet presented herein for January 31, 1997 was derived from the Company's audited consolidated financial statements for the fiscal year then ended. The financial statements presented herein for the three months ended April 30, 1996 and 1997 include all material adjustments (consisting of normal and recurring matters) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the results that may be expected for the full year.

     Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but that they should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997 (File No. 0-21631).

(2) BUSINESS ACQUISITION

     Pursuant to an Agreement of Purchase and Sale of Stock, dated as of May 13, 1997 (with effect from March 1, 1997), the Company acquired all of the issued and outstanding shares of capital stock of its Canadian licensees for a purchase price of Canadian $44,650,000 (approximately US $32,350,000) consisting of approximately Canadian $22,325,000 in cash and 1,115,531 non-voting, non-participating Class B Shares of the Company's new Canadian subsidiary (Exchangeable Common Stock). This acquisition has been recorded as a purchase transaction; accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. Approximately $6.4 million was allocated to purchased user agreements; the excess of the estimated fair value of net assets acquired amounted to approximately $20.9 million, which has been accounted for as goodwill and is being amortized over 30 years using the straight line method. The accompanying consolidated statements of operations include the results of operations since the effective date of the acquisition. Upon the occurrence or satisfaction, as applicable, of certain specified events and conditions relating to operations in Canada, the purchase price will be increased by approximately 12.3%, payable on May 1, 1998, 50% in cash and 50% in additional Class B Shares of the Canadian subsidiary. If increased, the purchase price will be allocated between purchased user agreements and goodwill. Holders of the Class B Shares have the right, at any time, to exchange such Class B Shares for shares of the Company's Common Stock on a one-for-one basis, subject to adjustment. In addition, the Company has the right to require such exchange to occur at any time on or after January 1, 2001, or earlier if certain specified events occur.

     The following pro forma information presents a summary of consolidated results of the Company, the European, Indiana and Pacer/CATS/CCS Joint Ventures, the Delaware Valley (Philadelphia), Canadian and Mexico licensees and the Texas and Florida operating subsidiaries for the three months ended April 30, 1996 and 1997 assuming the acquisitions had been made as of February 1, 1996, with pro forma adjustments to give affect to amortization of goodwill and purchased user agreements, interest on the related acquisitions and the related income tax effect utilizing a statutory rate for Federal taxes equal to 34% and for state and foreign taxes equal to the rate applicable in each jurisdiction. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effective on February 1, 1996.

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

  CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

                                                             THREE MONTHS ENDED APRIL
                                                                        30,
                                                            ---------------------------
                                                               1996            1997
                                                            -----------     -----------
                                                             (IN THOUSANDS, EXCEPT PER
                                                            SHARE AMOUNTS)
        Total Revenue.....................................  $    70,396     $    79,454
        Net income (loss).................................         (740)          2,001
        Income (loss) per share...........................        (0.03)           0.08

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

GENERAL

     The Company's Managed Businesses are comprised of the Consolidated Businesses (i.e., its wholly and majority owned subsidiaries) together with the Unconsolidated Joint Ventures (i.e., those joint ventures in which it acts as managing partner). The Company seeks to optimize the performance of each of the Managed Businesses regardless of its percentage ownership. The Company provides the same scope of ticket inventory control and management, distribution and dedicated marketing and support services to its joint ventures as it does to its wholly owned operating subsidiaries. Consequently, certain aspects of the performance of the Managed Businesses are better understood by measuring their performance as a whole without regard to the Company's ownership interest. Where relevant, certain aspects of the performance of the Managed Businesses are also discussed with regard to the Consolidated Businesses and Unconsolidated Joint Ventures separately.

     All discussion included herein calculates the percentage changes using actual dollar amounts, versus rounded dollar amounts.

RESULTS OF OPERATIONS

FOR THE QUARTER ENDED APRIL 30, 1997 COMPARED WITH THE QUARTER ENDED APRIL 30, 1996

     The following tables set forth unaudited operating results for the Consolidated Businesses and the Unconsolidated Joint Ventures, collectively, the Managed Businesses. The amounts shown for the Unconsolidated Joint Ventures represent the full balance for each line item and do not give effect to the Joint Venture ownership interests held by entities other than the Company.

                                         THREE MONTHS ENDED APRIL 30, 1996            THREE MONTHS ENDED APRIL 30, 1997
                                     ------------------------------------------   ------------------------------------------
                                     TICKETMASTER   UNCONSOLIDATED     TOTAL      TICKETMASTER   UNCONSOLIDATED     TOTAL
                                     CONSOLIDATED       JOINT         MANAGED     CONSOLIDATED       JOINT         MANAGED
                                     BUSINESS(1)     VENTURES(2)     BUSINESSES   BUSINESS(1)     VENTURES(2)     BUSINESSES
                                     ------------   --------------   ----------   ------------   --------------   ----------
                                                                         (IN THOUSANDS)
Revenues:
  Ticketing operations.............    $ 44,013        $ 17,785       $  61,798     $ 67,392        $  8,984       $  76,376
  Concession Control Systems.......          --           6,241           6,241        6,250              --           6,250
  Publications.....................       1,990              --           1,990        2,967              --           2,967
  Merchandising....................         738              --             738          394              --             394
                                       --------        --------       ---------     --------        --------       ---------
          Total revenues...........      46,741          24,026          70,767       77,003           8,984          85,987
                                       --------        --------       ---------     --------        --------       ---------
Operating costs:
  Ticketing operations.............      27,750           9,768          37,518       39,105           4,848          43,953
  Ticketing selling, general and
     administrative................       7,825           3,242          11,067       10,600           1,728          12,328
  Concession Control Systems
     operations....................          --           4,234           4,234        3,701              --           3,701
  Concession Control Systems
     selling, general and
     administrative................          --           2,333           2,333        2,287              --           2,287
  Publications.....................       4,521              --           4,521        4,723              --           4,723
  Merchandising....................         651              --             651          350              --             350
  Corporate general and
     administrative................       4,226              --           4,226        5,121              --           5,121
  Depreciation.....................       1,350             697           2,047        2,233             253           2,486
  Amortization of goodwill.........         448              30             478        1,028              --           1,028
  Amortization of other............         555             643           1,198        1,667             457           2,124
                                       --------        --------       ---------     --------        --------       ---------
          Total operating costs....      47,326          20,947          68,273       70,815           7,286          78,101
                                       --------        --------       ---------     --------        --------       ---------
                                           (585)       $  3,079       $   2,494        6,188        $  1,698       $   7,886
                                                       ========       =========                     ========       =========
  Equity in net income of
     unconsolidated affiliates.....      (1,012)                                        (656)
                                       --------                                     --------
  Operating income.................         427                                        6,844
  Interest expense and other.......       3,056                                        2,143
  Income tax (benefit) provision...        (650)                                       2,820
                                       --------                                     --------
Net (loss) income..................    $ (1,979)                                    $  1,881
                                       ========                                     ========
Supplemental information:
     EBITDA(3).....................    $  1,768        $  4,449       $   6,217     $ 11,116        $  2,408       $  13,524
                                       ========        ========       =========     ========        ========       =========
     Attributable EBITDA(4)........                                   $   3,604                                    $  12,201
                                                                      =========                                    =========
     Net cash provided by operating
       activities..................    $  9,532        $  5,627       $  15,159     $ 35,636        $  4,976       $  40,612
     Net cash used in investing
       activities..................      (3,110)         (1,742)         (4,852)      (6,176)           (876)         (7,052)
     Net cash provided by (used in)
       financing activities........       6,903          (1,214)          5,689        9,920          (1,578)          8,342
     Number of tickets sold........      10,466           4,802          15,268       14,808           2,425          17,233
     Gross dollar value of tickets
       sold........................    $292,200        $133,182       $ 425,382     $464,869        $ 67,891       $ 532,760

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

(3) Defined as revenue less operating costs before interest, taxes, depreciation and amortization. Managed Business EBITDA does not represent cash flows from operations, as defined by generally accepted accounting principles, and should not be considered to be an alternative to net income as an indicator of operations performance or to cash flows from operations as a measure of liquidity. Management believes that an EBITDA presentation is an important factor in evaluating the amount of cash available for repayment of debt, future investment, dividends and future distributions.

(4) Defined as Ticketmaster's pro rata share in the results of its Consolidated Businesses and Unconsolidated Joint Ventures' revenue less operating costs before interest, taxes, depreciation and amortization. EBITDA does not represent cash flows from operations, as defined by generally accepted accounting principles, and should not be considered to be an alternative to net income as an indicator of operating performance or to cash flows from operations as a measure of liquidity. Management believes that an EBITDA presentation is an important factor in evaluating the amount of cash available for repayment of debt, future investments, dividends and future distributions.

CONSOLIDATED BUSINESSES

     Ticketing operations revenues increased by $23.4 million, or 53%, to $67.4 million versus $44.0 million for the same quarter of the prior year. The increase is attributed to an increase of 41% in ticket sales (from 10.5 million to 14.8 million tickets), an 8% increase in average per ticket operations revenue (from $4.21 to $4.55) and an increase in sponsorship and promotions revenue. Increased ticket sales were largely attributed to the acquisition of a joint venture partner's interest in (and subsequent consolidation of) the Ticketmaster Europe operations in June 1996 and Ticketmaster-Indiana operations in November 1996, the acquisition of the Company's Delaware Valley (Philadelphia) licensee in October 1996 and Canadian licensees in March 1997. Increased sponsorship and promotions revenue is primarily attributed to an increase in activity with strategic marketing partners resulting from the Company's efforts to create integrated marketing opportunities around live events, its call centers, ticket stock and envelopes and event promotional material and in additional media outlets such as Ticketmaster Online and Ticketmaster Travel.

     Revenues generated by concession and control systems for the three months ended April 30, 1997 are included in Consolidated Businesses while the revenues generated for the three months ended April 30, 1996 are included in Unconsolidated Joint Ventures due to the acquisition of the joint venture partner's interest on July 29, 1996. Accordingly, the discussion and analysis included herein is based upon a comparison of Consolidated Businesses to Unconsolidated Joint Ventures. Revenues remained consistent at $6.2 million in each period.

     Publications revenues increased by $1.0 million, or 49%, to $3.0 million versus $2.0 million for the same quarter of the prior year. In January 1996, the Company distributed its first issue of Live! magazine, a monthly consumer oriented entertainment magazine. Prior to the creation of Live! magazine, the Company published and distributed an Entertainment Guide without significant advertising revenue. All existing subscription holders of the Entertainment Guide automatically became subscription holders of Live! magazine. The subscription rate for Live! magazine exceeded the subscription rate for the Entertainment Guide. The increase is attributed to both higher annual subscription rates and a modest increase in the subscriber base.

     Ticketing operations costs increased by $11.4 million, or 41%, to $39.1 million versus $27.8 million for the same quarter of the prior year. This increase is attributed to the increase in ticketing operations revenue as these costs are primarily variable in nature. Ticketing operations costs decreased as a percentage of ticket operations revenues to 58% from 63%. Much of this decrease is attributed to operating efficiencies and increased revenues generated from sponsorship and promotion activity which yields higher margins.

     Ticketing selling, general & administrative costs increased by $2.8 million, or 35%, to $10.6 million versus $7.8 million for the same quarter of the prior year. The increase was largely attributed to the increase in markets serviced by Consolidated Businesses resulting from the acquisitions of a joint venture partner's interest in (and subsequent consolidation of) the Ticketmaster Europe operations in June 1996 and Ticketmaster-Indiana operations in November 1996, the acquisition of the Company's Delaware Valley (Philadelphia) licensee in October 1996 and Canadian licensees in March 1997.

     The operating costs of concession and control systems decreased by $0.5 million, or 13%, to $3.7 million included in the Consolidated Businesses from $4.2 million included in the Unconsolidated Joint Ventures for the same quarter of the prior year. As a percentage of revenue, these expenses decreased from 68% to 59%, which decrease is primarily attributed to a combination of product mix and improvements in the quotation, assembly and delivery processes. The selling, general and administrative costs of concession and control systems remained consistent at $2.3 million in each period.

     Corporate general & administrative costs increased by $0.9 million, or 21%, to $5.1 million versus $4.2 million for the same quarter of the prior year. Much of the increase resulted from increased compensation expense associated with growth in administrative functions necessary to support the development of the Company's principal business, and more recent development efforts in Ticketmaster Publications and Ticketmaster Online.

     Depreciation increased by $0.9 million, or 65%, to $2.2 million versus $1.4 million for the same quarter of the prior year. The increase is attributed to acquisitions (and subsequent consolidation) of interests previously owned by third parties in Pacer/CATS/CCS and in Ticketmaster's operations in Europe, Indiana, Delaware Valley (Philadelphia) and Canada.

     Amortization of goodwill increased by $0.6 million, or 129%, to $1.0 million versus $0.4 million for the same quarter of the prior year. The increase is attributed to acquisitions (and subsequent consolidation) of interests previously owned by third parties in Pacer/CATS/CCS and in Ticketmaster's operations in Europe, Indiana, Delaware Valley (Philadelphia), Florida, Texas and Canada.

     Other amortization increased by $1.1 million, or 200%, to $1.7 million versus $0.6 million for the same quarter of the prior year. The increase is attributed to the acquisitions (and subsequent consolidation) of interests previously owned by third parties in Ticketmaster's operations in Europe, Indiana, Delaware Valley (Philadelphia), Florida, Texas and Canada.

     Consolidated interest and other expense decreased by $0.9 million, or 30%, to $2.1 million for the quarter, reflecting lower borrowing levels and lower cost of capital.

     Income tax expense, measured as a percentage of pre-tax income, increased from a benefit of 25% resulting from pre-tax losses in the first quarter of the prior year, to 60% of pre-tax income in the first quarter of the current year. The higher effective tax rate occurred primarily because of the mix of state tax rates, foreign tax rates and increased non-deductible amortization resulting from acquisitions.

     As a result of the foregoing, the Company had net income of $1.9 million in the current quarter compared to net losses of $2.0 million for the same quarter of the prior year.

UNCONSOLIDATED JOINT VENTURES

     Ticketing operations revenues decreased by $8.8 million, or 49%, to $9.0 million versus $17.8 million for the same quarter of the prior year. The decrease is attributed to the reacquisition by the Company of it's partners' joint venture interests (and thus inclusion of operating results in Consolidated Businesses rather than Unconsolidated Joint Ventures) in the Ticketmaster Europe and Indiana operations in June and November 1996, respectively.

     Concession and Control Systems became a wholly-owned subsidiary of the Company on July 29, 1996, the results of which have been discussed in Consolidated Businesses.

     Ticketing operations costs decreased by $4.9 million, or 50%, to $4.8 million versus $9.8 million for the same quarter of the prior year, which is consistent with the decrease in ticketing operations revenue caused by the acquisition of certain ticketing businesses discussed above. As a percentage of ticketing operations revenues, these expenses decreased from 55% to 54%.

     Ticketing selling, general & administrative costs decreased by $1.5 million, or 47%, to $1.7 million versus $3.2 million for the same quarter of the prior year. The decrease is attributed to the reacquisition by the Company of its partners' joint venture interests (and thus inclusion of operating results in Consolidated Businesses rather than Unconsolidated Joint Ventures) in the Ticketmaster Europe and Indiana operations in June and November 1996, respectively.

     Depreciation decreased by $0.4 million or 64% to $0.3 million in the current year versus $0.7 million for the same quarter of the prior year. The decrease is attributed to the reacquisition by the Company of it's partners' joint venture interests (and thus inclusion of operating results in Consolidated Businesses rather than Unconsolidated Joint Ventures) in Pacer/CATS/CCS and in the Ticketmaster Europe and Indiana operations in June and November 1996, respectively.

     As a result of the foregoing, net income from Unconsolidated Joint Ventures decreased by $1.1 million, or 39%, to $1.7 million versus $2.8 million for the same quarter of the prior year.

MANAGED BUSINESSES

     Aggregate revenues for the Managed Businesses increased by $15.2 million, or 22%, to $86.0 million versus $70.8 million for the same quarter of the prior year. The increase is primarily attributed to an increase of $14.6 million, or 24%, to $76.4 million in ticketing operation revenue.

     As a result of the foregoing, EBITDA for the Managed Businesses increased by $7.3 million, or 118%, to $13.5 million versus $6.2 million for the same quarter of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash flows from operations and available credit under its revolving bank credit facilities.

     Net cash provided by operating activities was $35.6 million in the quarter ended April 30, 1997 compared with $9.5 million in the quarter ended April 30, 1996. This change primarily reflects an increase in net income and timing of cash payments to be made to clients.

     As of April 30, 1997, the Company had cash and cash equivalents of $23.1 million for its own account, separate from funds held in accounts on behalf of venues and promoters and working capital of $16.3 million.

     Net cash used in investing activities was $6.2 million in the quarter ended April 30, 1997 compared with $3.1 million in the quarter ended April 30, 1996. The increase related to payments for improvements made to the Company's recently acquired corporate headquarters building, equipment and other fixed assets.

     Excluding possible acquisitions and formations of new venture investment activity, the Company's anticipated capital expenditures for the remainder of fiscal 1998 are expected to include $1.0 million for improvements to its recently acquired corporate headquarters building, $3.0 million of replacements or upgrades of computer equipment, $3.0 million in expanded call center capacity and additional amounts which management determines are necessary in order to maintain the Company's competitive position or to otherwise achieve its business strategies.

     Net cash provided by financing activities was $9.9 million in the quarter ended April 30, 1997 compared to $6.9 million in the quarter ended April 30, 1996. The current period activity is primarily attributed to borrowings for the Canadian acquisition, while the activity for the same quarter of the prior year is primarily attributed to borrowings for general business purposes.

     Amounts available under the Credit Agreement are limited to the lower of the commitment amount or a borrowing base calculated as a multiple of cash flows as defined in the Credit Agreement. As of April 30, 1997, the Company had $121 million in outstanding bank borrowings under its $175 million revolving bank credit line. Amounts available under the credit line decrease to $165 million as of December 31, 1997 and reduces further to $150 million as of December 31, 1998. As of April 30, 1997, the borrowing base calculation did not restrict the Company's availability under the Credit Agreement. The Company's Credit Agreement contains other covenants and restrictions, as to which the Company was in compliance at April 30, 1997.

     On April 23, 1997, the Company entered into a $9.0 million Promissory Note secured by a Deed of Trust, the proceeds of which were used to pay-down existing commitments outstanding under the Company's Credit Agreement.

     Also as of April 30, 1997, Pacer/CATS/CCS had indebtedness of $7.5 million outstanding under a bank term loan, with monthly interest payments only due through June 1997 and principal and interest payable monthly from July 1997 through June 1999. The loan agreement is secured by all of Pacer/CATS/CCS's assets and contains certain restrictions and covenants, with which Pacer/CATS/CCS is in full compliance at April 30, 1997 or has obtained the necessary waivers from its bank.

     The Company anticipates that funds from operations and available credit from its bank lending facilities will be sufficient to meet its working capital, capital expenditure and debt service requirements through the end of fiscal 1998. However, to the extent that such funds are insufficient, the Company may need to incur additional indebtedness and/or refinance existing indebtedness. The Company's ability to do so may be restricted by borrowing base calculations and other financial covenants described in the Credit Agreement.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The following summarizes certain recent events that have taken place with respect to the matters described under "Legal Proceedings" in the Company's Annual Report filed on Form 10-K for the year ended January 31, 1997: (i) with regard to Ticketmaster Corporation of Washington's (TCW) action against HBI Financial, Inc. (HBI), on May 23, 1997, the court granted TCW's motion in part for partial summary judgment and denied HBI's motion for partial summary judgment. On the same date, the court entered an order authorizing HBI to immediately appeal the decision, and HBI filed its notice of appeal on June 6, 1997; (ii) with regard to the Company's action against Microsoft, an amended complaint was filed by the Company on May 9, 1997; and Microsoft filed its answer, affirmative defenses and counterclaim on May 29, 1997; and (iii) with regard to the action filed against the Company by Ticketmaster Group Limited Partnership, the Company's licensee in Maryland, Washington, D.C. and parts of Virginia, the Company filed its answer, affirmative defenses and counterclaim on May 5, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

        10.45     Employment Agreement dated as of May 2, 1997 between the Company and Terry
                  Barnes(1)
        10.46     Amendment No. 1 to Employment Agreement dated as of May 15, 1997 between the Company and Alan Citron(1)
        11.1      Computation of Earnings Per Share

---------------

        (1) Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K

        A Form 8-K was filed on May 28, 1997 in regards to the acquisition of Ticketmaster Canada Holdings Ltd.

        A Form 8-K/A was filed on June 12, 1997 in regards to the acquisition of Ticketmaster Canada Holdings Ltd.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TICKETMASTER GROUP, INC.

Date: June 13, 1997                       By: /s/ PETER B. KNEPPER
                                            Peter B. Knepper
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                              Officer)

                                          By: /s/ NED S. GOLDSTEIN
                                            Ned S. Goldstein
                                            Senior Vice President
                                            and General Counsel
                                            (Duly Authorized Officer)