Form 10-Q
period 1997-07-31
TICKETMASTER GROUP INC
filed 1997-09-15
CIK 1021354

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ______________ TO ______________


                        COMMISSION FILE NUMBER: 0-21631

                            ------------------------

                            TICKETMASTER GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   ILLINOIS                                     36-3597489
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

    8800 SUNSET BOULEVARD, WEST HOLLYWOOD,
                   CALIFORNIA                                     90069
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 (310) 360-6000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                (NOT APPLICABLE)
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the registrant's Common Stock as of July 31, 1997 was 24,739,715.

================================================================================

                   TICKETMASTER GROUP, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                     PAGE NO.
                                                                                     --------
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
     Independent Accountants' Review Report........................................         2
     Condensed Consolidated Balance Sheets -- January 31, 1997 and July 31, 1997...         3
     Condensed Consolidated Statements of Operations -- Three months and six months
      ended July 31, 1996 and 1997.................................................         4
     Condensed Consolidated Statements of Cash Flows -- Six months ended July 31,
      1996 and 1997................................................................         5
     Notes to Condensed Consolidated Financial Statements..........................         6
  Item 2. Management's Discussion and Analysis of Financial Condition and Results
     of Operations.................................................................         9
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings........................................................        18
  Item 4. Submission of Matters to a Vote of Security Holders......................        19
  Item 6. Exhibits and Reports on Form 8-K.........................................        19
     Signatures....................................................................        20

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
Ticketmaster Group, Inc.:

     We have reviewed the accompanying condensed consolidated balance sheet of Ticketmaster Group, Inc. and subsidiaries as of July 31, 1997, and the related condensed consolidated statements of operations for the three-month period then ended and cash flows for the three-month period then ended (not included separately herein). These financial statements are the responsibility of the Company's management. The condensed consolidated balance sheet of Ticketmaster Group, Inc. and subsidiaries as of April 30, 1997 and the related condensed consolidated statements of operations and cash flows for the three-month period then ended were reviewed by other accountants whose report (dated June 6, 1997) stated that they were not aware of any material modifications that should be made to these statements for them to be in conformity with generally accepted accounting principles.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements at July 31, 1997, and for the three-month period then ended for them to be in conformity with generally accepted accounting principles.

     The balance sheet of Ticketmaster Group, Inc. and subsidiaries as of January 31, 1997 was derived from consolidated financial statements audited by other auditors (whose unqualified report is dated March 12, 1997, except for notes 13 and 14, which are as of April 17, 1997), and we do not express an opinion on that data.

                                          ERNST & YOUNG LLP
Los Angeles, California
September 3, 1997

                   TICKETMASTER GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                      JANUARY 31,      JULY 31,
                                                                         1997            1997
                                                                      -----------     -----------
                                                                                      (UNAUDITED)
                                             ASSETS
Current assets:
  Cash and cash equivalents.......................................     $   60,880      $  83,250
  Accounts receivable, ticket sales...............................         12,014         31,244
  Accounts receivable, other......................................          8,884         11,688
  Inventory.......................................................          4,093          4,007
  Prepaid expenses................................................          8,079          9,708
                                                                        ---------      ---------
          Total current assets....................................         93,950        139,897
Property, equipment and leasehold improvements, net...............         32,923         40,965
Investments in and advances to affiliates.........................          7,308          5,994
Cost in excess of net assets acquired, net........................         65,074         97,240
Intangible and other assets, net..................................         26,031         32,707
Deferred income taxes, net........................................          3,948          3,469
                                                                        ---------      ---------
                                                                       $  229,234      $ 320,272
                                                                        =========      =========

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt...............................     $      190      $     490
  Accounts payable, trade.........................................         10,767          8,904
  Accounts payable, clients.......................................         35,842         85,390
  Accrued expenses................................................         16,863         22,588
  Deferred revenue................................................          9,233         12,153
                                                                        ---------      ---------
          Total current liabilities...............................         72,895        129,525
Long-term debt, net of current portion............................        127,514        146,730
Deferred rent and other...........................................          7,400          2,693
Minority interests................................................             80             --
Shareholders' equity:
  Preferred stock.................................................             --             --
  Common stock, no par value, authorized 80,000,000 shares, issued and outstanding 24,739,715 shares at January 31, and July 31,
     1997, respectively...........................................             --             --
  Exchangeable, Class B common stock, non-voting,
     non-participating, no par value, issued and outstanding
     1,115,531 shares at July 31, 1997............................             --         16,175
  Additional paid-in capital......................................        127,466        127,466
  Cumulative currency translation adjustment......................            (53)          (109)
  Accumulated deficit.............................................       (106,068)      (102,208)
                                                                        ---------      ---------
          Total shareholders' equity..............................         21,345         41,324
                                                                        ---------      ---------
                                                                       $  229,234      $ 320,272
                                                                        =========      =========

           See notes to condensed consolidated financial statements.

                   TICKETMASTER GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
                                  (UNAUDITED)

                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    JULY 31,                      JULY 31,
                                            -------------------------     -------------------------
                                               1996          1997            1996          1997
                                            -----------   -----------     -----------   -----------
Revenue:
  Ticketing operations....................  $    50,039   $    69,473     $    94,052   $   136,865
  Concession control systems..............           --         8,484              --        14,734
  Publications............................        2,522         3,010           4,512         5,977
  Merchandising...........................          657           728           1,395         1,122
                                            -----------   -----------     -----------   -----------
                                                 53,218        81,695          99,959       158,698
                                            -----------   -----------     -----------   -----------
Operating costs, expenses and other items:
  Ticketing operations....................       30,905        39,503          58,655        78,608
  Ticketing selling, general and
     administrative.......................        8,453        12,415          16,278        23,015
  Concession control systems operations...           --         4,814              --         8,515
  Concession control systems selling,
     general and administrative...........           --         2,766              --         5,053
  Publications............................        4,594         4,134           9,115         8,857
  Merchandising...........................          575           709           1,226         1,059
  Corporate general and administrative....        4,170         5,218           8,396        10,339
  Depreciation............................        1,410         2,552           2,760         4,785
  Amortization of goodwill................          464         1,260             912         2,288
  Amortization of other...................          702         1,783           1,257         3,450
  Equity in net income of unconsolidated
     affiliates...........................       (1,124)         (381)         (2,136)       (1,037)
                                            -----------   -----------     -----------   -----------
     Operating income.....................        3,069         6,922           3,496        13,766
Other expenses:
  Interest expense, net...................        3,005         2,186           5,917         4,286
  Minority interests......................          (18)           27             126            70
                                            -----------   -----------     -----------   -----------
     Income (loss) before income taxes....           82         4,709          (2,547)        9,410
Income tax provision (benefit)............          521         2,730            (129)        5,550
                                            -----------   -----------     -----------   -----------
  Net income (loss).......................  $      (439)  $     1,979     $    (2,418)  $     3,860
                                            ===========   ===========     ===========   ===========
Net income (loss) per share...............  $     (0.03)  $      0.08     $     (0.16)  $      0.15
                                            ===========   ===========     ===========   ===========
Weighted average number of common shares
  outstanding.............................   15,310,405    25,947,986      15,310,405    25,669,440
                                            ===========   ===========     ===========   ===========

           See notes to condensed consolidated financial statements.

                   TICKETMASTER GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                          JULY 31,
                                                                                    --------------------
                                                                                     1996         1997
                                                                                    -------     --------
Cash flows from operating activities:
  Net income (loss)...............................................................  $(2,418)    $  3,860
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization.................................................    4,929       10,523
    Income attributable to minority interests.....................................      126           70
    Equity in income of unconsolidated affiliates.................................   (2,136)      (1,037)
    Deferred income taxes.........................................................     (270)         479
    Changes in operating assets and liabilities net of effects from purchase of
     Joint Venturers' interests:
      Accounts receivable, ticket sales...........................................     (680)     (16,747)
      Accounts receivable, other..................................................      484         (610)
      Inventory...................................................................       63           86
      Prepaid expenses............................................................      457         (660)
      Accounts payable, trade.....................................................     (782)      (3,378)
      Accounts payable, clients...................................................    2,013       30,346
      Accrued expenses............................................................    1,337        3,000
      Deferred income.............................................................    1,998        2,501
      Deferred revenue and other..................................................    2,336       (4,707)
                                                                                    -------     --------
         Net cash provided by operating activities................................    7,457       23,726
Cash flows from investing activities:
  Purchase of equipment and leasehold improvements................................   (3,260)      (9,158)
  Investments in affiliates.......................................................   (1,809)        (123)
  Return of investments in affiliates.............................................    2,940        1,809
  Intangible and other assets.....................................................      193          249
  Minority interest purchased.....................................................       --       (9,707)
  Payment for acquisitions, net of cash acquired..................................   (2,722)      (3,078)
                                                                                    -------     --------
         Net cash used in investing activities....................................   (4,658)     (20,008)
Cash flows from financing activities:
  Proceeds from long-term debt....................................................   10,773       29,135
  Reduction of long-term debt.....................................................     (273)     (10,337)
  Distributions to minority shareholders..........................................     (153)         (90)
                                                                                    -------     --------
         Net cash provided by financing activities................................   10,347       18,708
  Effect of exchange rate on cash and cash equivalents............................      (57)         (56)
                                                                                    -------     --------
         Net increase in cash and cash equivalents................................   13,089       22,370
Cash and cash equivalents, beginning of period....................................   34,004       60,880
                                                                                    -------     --------
Cash and cash equivalents, end of period..........................................  $47,093     $ 83,250
                                                                                    =======     ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest......................................................................  $ 6,108     $  4,807
    Income taxes..................................................................      564        4,504
                                                                                    =======     ========

Supplemental schedule of noncash investing and financing activities:
   During the six months ended July 31, 1997, the Company acquired its licensees' equity interest in the Canadian operations and the 50% interest of its partner in Ticketmaster-Northwest. In conjunction with the acquisitions, liabilities were assumed as follows:

        Fair value of assets acquired................................................  $66,518
        Cash paid for interests acquired.............................................   28,725
        Exchangeable Common Stock (defined in Note 2) issued for interests
          acquired...................................................................   16,175
                                                                                       -------
                 Liabilities assumed.................................................  $21,618
                                                                                       =======

           See notes to condensed consolidated financial statements.

                   TICKETMASTER GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of Ticketmaster Group, Inc. and subsidiaries (the "Company") for the three and six months ended July 31, 1996 and 1997, and have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet presented herein for January 31, 1997 was derived from the Company's audited consolidated financial statements for the fiscal year then ended. The condensed consolidated financial statements presented herein for the three and six months ended July 31, 1996 and 1997 include all material adjustments (consisting of normal and recurring matters) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the results that may be expected for the full year.

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

(2) ACQUISITIONS

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

     On June 30, 1997, the Company acquired the 50% interest held by its Joint Venture partner in Ticketmaster-Northwest for $12.6 million in cash. This acquisition has been recorded as a purchase transaction; accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. Approximately $1.5 million was allocated to purchased user agreements; the excess of the estimated fair value of net assets acquired amounted to approximately $10.4 million, which has been accounted for as goodwill and is being amortized over 30 years using the straight line method. The accompanying consolidated statements of operations include the results of operations since the effective date of the acquisition.

                   TICKETMASTER GROUP, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     On July 31, 1997 the Company acquired 50% of the capital stock of The Ticket Shop Limited for a purchase price of approximately Irish L1,517,000 (approximately US $2,200,000). This acquisition (Ireland acquisition) has been recorded as a purchase transaction; accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. Approximately $0.8 million was allocated to purchased user agreements; the excess of the estimated fair value of net assets acquired amounted to approximately $1.4 million, which has been accounted for as goodwill and is being amortized over 30 years using the straight line method

     Also, on July 31, 1997, the Company acquired the 20% minority interest held by its Joint Venture partner in Ticketmaster-Tennessee for $1.1 million in cash. This acquisition has been recorded as a purchase transaction; accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. Approximately $0.3 million was allocated to purchased user agreements; the excess of the estimated fair value of net assets acquired amounted to approximately $0.8 million, which has been accounted for as goodwill and is being amortized over 30 years using the straight line method.

     The following pro forma information presents a summary of consolidated results of the Company, the European, Ticketmaster-Indiana, Ticketmaster-Northwest and Pacer/CATS/CCS Joint Ventures, the Delaware Valley (Philadelphia), Canadian and Mexico licensees and the Texas and Florida operating subsidiaries for the three and six months ended July 31, 1996 and 1997, assuming the acquisitions had been made as of February 1, 1996, with pro forma adjustments to give affect to amortization of goodwill and purchased user agreements, interest on the related acquisitions and the related income tax effect utilizing a statutory rate for Federal taxes equal to 34%, and for state and foreign taxes equal to the rate applicable in each jurisdiction. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effective on February 1, 1996.

                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                     JULY 31,                 JULY 31,
                                                -------------------     ---------------------
                                                 1996        1997         1996         1997
                                                -------     -------     --------     --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
    Total revenue.............................  $79,142     $83,666     $152,008     $165,437
    Net income (loss).........................      561       2,164         (127)       4,224
    Income per share..........................     0.02        0.08         0.00         0.16

     Pro forma results of operations have not been presented for the Ireland and TM-Tennessee acquisitions because the pro forma effect of these acquisitions are not significant.

(3) EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") which will become effective in the fourth quarter of 1998. FAS 128 replaces the presentation of earnings per share reflected on the Statement of Operations with a dual presentation of Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised resulting in the issuance of common stock that then shared in the earnings of the Company. FAS 128 does not permit early application; however, it requires, when implemented in the fourth quarter, the restatement of previously reported earnings per share for each income statement presented. Pro forma disclosure of earnings per share information as if

                   TICKETMASTER GROUP, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

the Company implemented FAS 128 during the three and six months ended July 31, 1997 and 1996, respectively, are as follows:

     Pro Forma Earnings Per Share:

                                             THREE MONTHS ENDED JULY 31,  SIX MONTHS ENDED JULY 31,
                                             --------------------------   -------------------------
                                                 1996          1997          1996          1997
                                              -----------   -----------   -----------   -----------
                                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE
                                                                  INFORMATION)
Net income (loss)...........................  $      (439)  $     1,979   $    (2,418)  $     3,860
                                              ===========   ===========   ===========   ===========
Weighted average shares.....................   15,310,405    25,855,246    15,310,405    25,669,324
                                              ===========   ===========   ===========   ===========
Basic earnings (loss) per share.............  $     (0.03)  $      0.08   $     (0.16)  $      0.15
                                              ===========   ===========   ===========   ===========
Weighted average shares including the
  dilutive effect of stock options (92,740
  and 116 for the three and six months ended
  July 31, 1997)............................  $15,310,405   $25,947,986   $15,310,405   $25,669,440
                                              ===========   ===========   ===========   ===========
Diluted earnings (loss) per share...........  $     (0.03)  $      0.08   $     (0.16)  $      0.15
                                              ===========   ===========   ===========   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     The following contains forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from those anticipated by these forward-looking statements as a result of various factors. The risks and uncertainties that may affect the operations, performance and development of the Company's business include, but are not limited to, the following: business and general economic conditions and competitive factors. In light of these risks and uncertainties, there can be no assurance that events anticipated by the forward-looking statements contained below will in fact transpire.

GENERAL

     The Company's Managed Businesses are comprised of the Consolidated Businesses (i.e. its wholly and majority owned subsidiaries) together with the Unconsolidated Joint Ventures (i.e. those Joint Ventures in which it acts as managing partner). The Company seeks to optimize the performance of each of the Managed Businesses regardless of its percentage ownership. The Company provides the same scope of ticket inventory control and management, distribution and dedicated marketing and support services to its Joint Ventures as it does to its wholly owned operating subsidiaries. Consequently, certain aspects of the performance of the Managed Businesses are better understood by measuring their performance as a whole without regard to the Company's ownership interest. Where relevant, certain aspects of the performance of the Managed Businesses are also discussed with regard to the Consolidated Businesses and Unconsolidated Joint Ventures separately.

     All discussion included herein calculates the percentage changes using actual dollar amounts, versus rounded dollar amounts.

RESULTS OF OPERATIONS

  FOR THE QUARTER ENDED JULY 31, 1997 COMPARED WITH THE QUARTER ENDED JULY 31, 1996

     The following table sets forth unaudited operating results for the Consolidated Businesses and the Unconsolidated Joint Ventures, collectively, the Managed Businesses. The amounts shown for the Unconsolidated Joint Ventures represent the full balance for each line item and do not give effect to the Joint Venture ownership interests held by entities other than the Company.

                                   THREE MONTHS ENDED JULY 31, 1996                THREE MONTHS ENDED JULY 31, 1997
                             ---------------------------------------------   ---------------------------------------------
                             TICKETMASTER    UNCONSOLIDATED       TOTAL      TICKETMASTER    UNCONSOLIDATED       TOTAL
                             CONSOLIDATED         JOINT          MANAGED     CONSOLIDATED         JOINT          MANAGED
                             BUSINESS(1)       VENTURES(2)      BUSINESSES   BUSINESS(1)       VENTURES(2)      BUSINESSES
                             ------------   -----------------   ----------   ------------   -----------------   ----------
                                                                    (IN THOUSANDS)
Revenues:
  Ticketing operations.....    $ 50,039         $  15,310        $ 65,349      $ 69,473          $ 8,074         $ 77,547
  Concession control
    systems................          --             6,723           6,723         8,484               --            8,484
  Publications.............       2,522               176           2,698         3,010               --            3,010
  Merchandising............         657                --             657           728               --              728
                               --------          --------        --------      --------         --------         --------
         Total revenues....      53,218            22,209          75,427        81,695            8,074           89,769
Operating costs, expenses
  and other items:
  Ticketing operations.....      30,905             8,576          39,481        39,503            5,028           44,531
  Ticketing selling,
    general and
    administrative.........       8,453             2,816          11,269        12,415            1,867           14,282
  Concession control
    systems operations.....          --             4,228           4,228         4,814               --            4,814
  Concession control
    systems selling,
    general and
    administrative.........          --             2,354           2,354         2,766               --            2,766
  Publications.............       4,594               128           4,722         4,134               --            4,134
  Merchandising............         575                --             575           709               --              709
  Corporate general and
    administrative.........       4,170                --           4,170         5,218               --            5,218
  Depreciation.............       1,410               633           2,043         2,552              244            2,796
  Amortization of
    goodwill...............         464               143             607         1,260               --            1,260
  Amortization of other....         702               441           1,143         1,783              459            2,242
                               --------          --------        --------      --------         --------         --------
         Total operating
           costs...........      51,273            19,319          70,592        75,154            7,598           82,752
                               --------          --------        --------      --------         --------         --------
                                  1,945         $   2,890        $  4,835         6,541          $   476            7,017
                                                 ========        ========                       ========         ========
Equity in net income of
  unconsolidated
  affiliates...............      (1,124)                                           (381)
                               --------                                        --------
Operating income...........       3,069                                           6,922
Interest expense and
  other....................       2,987                                           2,213
Income tax provision.......         521                                           2,730
                               --------                                        --------
         Net (loss)
           income..........    $   (439)                                       $  1,979
                               ========                                        ========
Supplemental information:
  EBITDA(3)................    $  4,521         $   4,107        $  8,628      $ 12,136          $ 1,179         $ 13,315
                               ========          ========        ========      ========         ========         ========
  Attributable
    EBITDA(4)..............                                      $  6,464                                        $ 13,195
                                                                 ========                                        ========
  Net cash provided by
    (used in) operating
    activities.............    $  9,532         $   5,627        $ 15,159      $(11,910)          (1,272)         (13,182)
  Net used in investing
    activities.............      (3,310)           (1,742)         (5,052)      (13,834)          (2,402)         (16,236)
  Net cash provided by
    (used in) financing
    activities.............       6,903            (1,214)          5,689         8,788             (335)           8,453
  Number of tickets sold...      11,114             4,021          15,135        14,165            2,116           16,281
  Gross dollar value of
    tickets sold...........    $327,606         $ 117,006        $444,612      $471,727          $61,024         $532,751

Notes following

---------------

(1) Defined as results of operations from businesses included in the Company's Consolidated Financial Statements included elsewhere in this Form 10-Q, which include the accounts of the Company, its wholly owned subsidiaries and majority (80% or greater) owned companies and Joint Ventures. Investments in companies and Joint Ventures, in which ownership ranges from 33 1/3% - 50% and in which the Company exercises significant influence over operating and financial policies, are accounted for using the equity method.

(2) Defined as the combined results of operations from unconsolidated Joint Ventures. Ticketmaster's ownership interest in these businesses range from 33 1/3% - 50% and are in companies and Joint Ventures in which Ticketmaster exercises significant influence over operating and financial policies, and are accounted for under the equity method included in the Consolidated Businesses.

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

  Consolidated Businesses

     Ticketing operations revenue increased by $19.4 million, or 39%, to $69.5 million versus $50.0 million for the same quarter of the prior year. This increase is attributed to an increase of 27% in ticket sales (from 11.1 million to 14.2 million tickets), and a 9% increase in average per ticket operations revenue (from $4.50 to $4.90) which is attributed to an overall increase in convenience charges and an increase in sponsorship and promotions revenue. Increased ticket sales were largely attributed to the acquisitions of its Joint Venture partners' interests in (and subsequent consolidation of) the Ticketmaster-Europe operations in June 1996, Ticketmaster-Indiana operations in November 1996 and in the Ticketmaster-Northwest operations in June 1997 and the acquisitions of the Company's Delaware Valley (Philadelphia) licensee in October 1996 and Canadian licensees in March 1997. Increased sponsorship and promotions revenue is primarily attributed to an increase in activity with strategic marketing partners resulting from the Company's efforts to create integrated marketing opportunities around live events, its call centers, ticket stock and envelopes and event promotional material and in additional media outlets such as Ticketmaster Online.

     Revenue generated by concession and control systems for the three months ended July 31, 1997 are included in Consolidated Businesses while the revenue generated for the three months ended July 31, 1996 are included in Unconsolidated Joint Ventures due to the acquisition of the Joint Venture partners' interests on July 29, 1996. Accordingly, the discussion and analysis included herein is based upon a comparison of Consolidated Businesses to Unconsolidated Joint Ventures. Concession and control systems revenue increased by $1.8 million, or 26%, to $8.5 million versus $6.7 million for the same quarter of the prior year. The Company attributes its strong revenue growth to increased sales resulting from the acceptance of new products by major theatre chains in the United States, Europe and South America.

     Publications revenue increased by $0.5 million, or 19%, to $3.0 million versus $2.5 million for the same quarter of the prior year. In January 1996, the Company distributed its first issue of Live! magazine, a monthly consumer oriented entertainment magazine. This increase is attributed to higher annual subscription revenue, due to an increase in the subscription price, and an increase in the advertising revenue per page in the magazine.

     Ticketing operations costs increased by $8.6 million, or 28%, to $39.5 million versus $30.9 million for the same quarter of the prior year, which is consistent with an increase in ticketing operations revenue of 39%. This increase is attributed to the increase in ticketing operations revenue as these costs are primarily variable in nature. Ticketing operations costs decreased as a percentage of ticketing operations revenue to 57% from 62%. Much of this decrease is attributed to operating efficiencies and increased revenue generated from sponsorship and promotion activity which yields higher margins.

     Ticketing selling, general & administrative costs increased by $4.0 million, or 47%, to $12.4 million versus $8.5 million for the same quarter of the prior year. This increase was largely attributed to the increase in territories serviced by the Consolidated Businesses resulting from the acquisitions of a Joint Venture partners' interests in (and subsequent consolidation of) the Ticketmaster-Europe operations in June 1996, Ticketmaster-Indiana operations in November 1996 and in the Ticketmaster-Northwest operations in June 1997 and the acquisitions of the Company's Delaware Valley (Philadelphia) licensee in October 1996 and Canadian licensees in March 1997.

     The operating costs of concession and control systems increased by $0.6 million, or 14%, to $4.8 million included in the Consolidated Businesses from $4.2 million included in the Unconsolidated Joint Ventures for the same quarter of the prior year. As a percentage of revenue, these expenses decreased from 63% to 56%, this decrease is primarily attributed to a combination of product mix and improvements in the quotation, assembly and delivery processes. The selling, general and administrative costs of concession and control systems increased by $0.4 million, or 18%, to $2.8 million, which is consistent with the increased level of sales which is reflected by an increase in revenues of 26%.

     Corporate general and administrative costs increased by $1.0 million, or 25%, to $5.2 million versus $4.2 million for the same quarter of the prior year. Much of the increase resulted from increased expenses associated with growth in administrative functions necessary to support the development of the Company's principal business inclusive of recent acquisitions, and more recent development efforts in Ticketmaster-Publications and Ticketmaster Online.

     Depreciation increased by $1.1 million, or 81% ,to $2.6 million versus $1.4 million for the same quarter of the prior year. Amortization of goodwill increased by $0.8 million, or 172%, to $1.3 million versus $0.5 for the same quarter of the prior year. Other amortization increased by $1.1 million, or 154%, to $1.8 million versus $0.7 for the same quarter of the prior year. These increases are attributed to the acquisitions (and subsequent consolidation) of interests previously owned by third parties in Pacer/CATS/CCS and Ticketmaster's operations in Europe, Indiana, Florida, Texas, Northwest and licensees in Delaware Valley (Philadelphia) and Canada.

     Consolidated interest and other expense decreased by $0.8 million, or 26%, to $2.2 million for the quarter, resulting from reduced borrowing levels and lower cost of capital.

     Income tax expense, increased from $0.5 million in the second quarter of the prior year, to $2.7 million or 58% of pre-tax income in the second quarter of the current year. The high effective tax rate occurred primarily because of non-deductible amortization resulting from acquisitions and the effective international tax rates.

     As a result of the foregoing, the Company had net income of $2.0 million in the current quarter compared to net losses of $0.4 million for the same quarter of the prior year.

  Unconsolidated Joint Ventures

     Ticketing operations revenue decreased by $7.2 million, or 47%, to $8.1 million versus $15.3 million for the same quarter of the prior year. This decrease is attributed to the acquisitions by the Company of its partners' Joint Venture interests (and thus inclusion of operating results in Consolidated Businesses rather than Unconsolidated Joint Ventures) in the Ticketmaster-Europe and Indiana operations in June and November 1996, respectively, and in the Ticketmaster-Northwest operations in June 1997.

     Concession and Control Systems became a wholly-owned subsidiary of the Company on July 29, 1996, the results of which have been discussed in Consolidated Businesses.

     Ticketing operations costs decreased by $3.5 million, or 41%, to $5.0 million versus $8.6 million for the same quarter of the prior year, which is consistent with the decrease in ticket operations revenue of 47%, as these costs are primarily variable in nature.

     Ticketing selling, general and administrative costs decreased by $0.9 million, or 34%, to $1.9 million versus $2.8 million for the same quarter of the prior year. The decrease is attributed to the acquisitions by the Company of its partners' Joint Venture interests (and thus inclusion of operating results in Consolidated Businesses rather than Unconsolidated Joint Ventures) in the Ticketmaster-Europe and Indiana operations in June and November 1996, respectively, and in the Ticketmaster-Northwest operations in June 1997.

     Depreciation decreased by $0.4 million or 39% to $0.2 million in the current year versus $0.6 million for the same quarter of the prior year. The decrease is attributed to the acquisitions by the Company of its partners' Joint Venture interests (and thus inclusion of operating results in Consolidated Businesses rather than Unconsolidated Joint Ventures) in Pacer/CATS/CCS and in the Ticketmaster-Europe and Indiana operations in June and November 1996 and June 1997, respectively, and in the Ticketmaster-Northwest operations in June 1997.

     As a result of the foregoing, net income from Unconsolidated Joint Ventures decreased by $2.4 million, or 84%, to $0.5 million versus $2.9 million for the same quarter of the prior year.

  Managed Businesses

     Aggregate revenues for the Managed Businesses increased by $14.3 million, or 19%, to $89.8 million versus $75.4 million for the same quarter of the prior year. The increase is primarily attributed to an increase of $12.2 million, or 19%, to $77.5 million in ticketing operations revenue.

     As a result of the foregoing, EBITDA for the Managed Businesses increased by $4.7 million, or 54%, to $13.3 million versus $8.6 million for the same quarter of the prior year.

RESULTS OF OPERATION

  FOR THE SIX MONTHS ENDED JULY 31, 1997 COMPARED WITH THE SIX MONTHS ENDED JULY 31, 1996

     The following table sets forth unaudited operating results for the Consolidated Businesses and the Unconsolidated Joint Ventures, collectively, the Managed Businesses. The amounts shown for the Unconsolidated Joint Ventures represent the full balance for each line item and do not give effect to the Joint Venture ownership interests held by entities other than the Company.

                                   SIX MONTHS ENDED JULY 31, 1996                  SIX MONTHS ENDED JULY 31, 1997
                            ---------------------------------------------   ---------------------------------------------
                            TICKETMASTER    UNCONSOLIDATED       TOTAL      TICKETMASTER    UNCONSOLIDATED       TOTAL
                            CONSOLIDATED         JOINT          MANAGED     CONSOLIDATED         JOINT          MANAGED
                            BUSINESS(1)       VENTURES(2)      BUSINESSES   BUSINESS(1)       VENTURES(2)      BUSINESSES
                            ------------   -----------------   ----------   ------------   -----------------   ----------
                                                                   (IN THOUSANDS)
Revenues:
  Ticketing operations....    $ 94,052         $  33,095        $127,147      $136,865          $17,058        $  153,923
  Concession control
    systems...............          --            12,964          12,964        14,734                             14,734
  Publications............       4,512               176           4,688         5,977                              5,977
  Merchandising...........       1,395                --           1,395         1,122                              1,122
                              --------          --------        --------      --------         --------        ----------
         Total revenues...      99,959            46,235         146,194       158,698           17,058           175,756
Operating costs, expenses
  and other items:
  Ticketing operations....      58,655            18,344          76,999        78,608            9,876            88,484
  Ticketing selling,
    general and
    administrative........      16,278             6,058          22,336        23,015            3,595            26,610
  Concession control
    systems operations....          --             8,462           8,462         8,515                              8,515
  Concession control
    systems selling,
    general and
    administrative........          --             4,687           4,687         5,053                              5,053
  Publications............       9,115               128           9,243         8,857                              8,857
  Merchandising...........       1,226                --           1,226         1,059                              1,059
  Corporate general and
    administrative........       8,396                --           8,396        10,339                             10,339
  Depreciation............       2,760             1,330           4,090         4,785              497             5,282
  Amortization of
    goodwill..............         912               173           1,085         2,288                              2,288
  Amortization of other...       1,257             1,084           2,341         3,450              916             4,366
                              --------          --------        --------      --------         --------        ----------
         Total operating
           costs..........      98,599            40,266         138,865       145,969           14,884           160,853
                              --------          --------        --------      --------         --------        ----------
                                 1,360         $   5,969        $  7,329        12,729          $ 2,174        $   14,903
                                                ========        ========                       ========        ==========
  Equity in net income of
    unconsolidated
    affiliates............      (2,136)                                         (1,037)
                              --------                                        --------
  Operating income........       3,496                                          13,766
  Interest expense and
    other.................       6,043                                           4,356
  Income tax provision
    (benefit).............        (129)                                          5,550
                              --------                                        --------
         Net (loss)
           income.........    $ (2,418)                                       $  3,860
                              ========                                        ========
  Supplemental
    information:
    EBITDA(3).............    $  6,289         $   8,556        $ 14,845      $ 23,252          $ 3,587        $   26,839
                              ========          ========        ========      ========         ========        ==========
    Attributable
      EBITDA(4)...........                                      $ 10,068                                       $   25,396
                                                                ========                                       ==========
    Net cash provided by
      operating
      activities..........    $  7,457         $   6,721        $ 14,178      $ 23,726          $ 3,704        $   27,430
    Net cash used in
      investing
      activities..........      (4,658)           (6,851)        (11,509)      (20,008)          (3,278)          (23,286)
    Net cash provided by
      (used in) financing
      activities..........      10,347            (3,943)          6,404        18,708           (1,913)           16,795
    Number of tickets
      sold................      21,580             8,823          30,403        28,973            4,541            33,514
    Gross dollar value of
      tickets sold........    $619,806         $ 250,188        $869,994      $936,596          $128,915       $1,065,511

Notes following

  Consolidated Businesses

     Ticketing operations revenue increased by $42.8 million, or 46%, to $136.9 million versus $95.1 million for the same period of the prior year. The increase is attributed to an increase of 34% in ticket sales (from 21.6 million to 29.0 million tickets), an 8% increase in average per ticket operations revenue (from $4.36 to $4.72) which is attributed to an overall increase in convenience charges and an increase in sponsorship and promotions revenue. Increased ticket sales were largely attributed to the acquisitions of its Joint Venture partners' interests in (and subsequent consolidation of) the Ticketmaster-Europe operations in June 1996 and Ticketmaster-Indiana operations in November 1996 and in the Ticketmaster-Northwest operations in June 1997 and the acquisitions of the Company's Delaware Valley (Philadelphia) licensee in October 1996 and Canadian licensees in March 1997. Increased sponsorship and promotions revenue is primarily attributed to an increase in activity with strategic marketing partners resulting from the Company's efforts to create integrated marketing opportunities around live events, its call centers, ticket stock and envelopes and event promotional material and in additional media outlets such as Ticketmaster Online.

     Revenues generated by concession and control systems for the six months ended July 31, 1997 are included in Consolidated Businesses while the revenues generated for the six months ended July 31, 1996 are included in Unconsolidated Joint Ventures due to the acquisition of the Joint Venture partners' interests on July 29, 1996. Accordingly, the discussion and analysis included herein is based upon a comparison of Consolidated Businesses to Unconsolidated Joint Ventures. Concession and control systems revenue increased by $1.8 million, or 14%, to $14.7 million versus $13.0 million for the same quarter of the prior year.

     Publications revenue increased by $1.5 million, or 32%, to $6.0 million versus $4.5 million for the same period of the prior year. In January 1996, the Company distributed its first issue of Live! magazine, a monthly consumer oriented entertainment magazine. The increase is attributed to higher annual subscription revenue, due to an increase in the subscription price, and an increase in the advertising revenue per page in the magazine.

     Ticketing operations costs increased by $20.0 million, or 34%, to $78.6 million versus $58.7 million for the same period of the prior year, which is consistent with increased ticket operations revenue of 46%. This increase is attributed to the increase in ticketing operations revenue as these costs are primarily variable in nature. Ticketing operations costs decreased as a percentage of ticket operations revenue to 57% from 62%. Much of this decrease is attributed to operating efficiencies and increased revenue generated from sponsorship and promotion activity which yields higher margins.

     Ticketing selling, general and administrative costs increased by $6.7 million, or 41%, to $23.0 million versus $16.3 million for the same period of the prior year. The increase was largely attributed to the increase in territories serviced by the Consolidated Businesses resulting from the acquisitions of its Joint Venture partners' interests in (and subsequent consolidation of) the Ticketmaster-Europe operations in June 1996, Ticketmaster-Indiana operations in November 1996 and in the Ticketmaster-Northwest operations in June 1997 and the acquisitions of the Company's Delaware Valley (Philadelphia) licensee in October 1996 and Canadian licensees in March 1997.

     The operating costs of concession and control systems remained consistent at $8.5 million in each period included in Consolidated Businesses and Unconsolidated Joint Ventures for the same quarter of the prior year. As a percentage of revenue, these expenses decreased from 65% to 58%, this decrease is primarily attributed to a combination of product mix and improvements in the quotation, assembly and delivery processes. The selling, general and administrative costs of concession and control systems increased $0.4 million, or 8%, to 5.1 million versus $4.7 million for the same period of the prior year, which is consistent with the increased level of sales which is reflected by an increase in revenues of 14%.

     Corporate general and administrative costs increased by $1.9 million, or 23%, to $10.3 million versus $8.4 million for the same period of the prior year. Much of the increase resulted from increased expenses associated with growth in administrative functions necessary to support the development of the Company's principal business inclusive of recent acquisitions, and more recent development efforts in Ticketmaster-Publications and Ticketmaster Online.

     Depreciation increased by $2.0 million, or 73%, to $4.8 million versus $2.8 million for the same period of the prior year. Amortization of goodwill increased by $1.4 million, or 151%, to $2.3 million versus $0.9 for the same period of the prior year. Other amortization increased by $2.2 million, or 174%, to $3.5 million versus $1.3 for the same period of the prior year. These increases are attributed to acquisitions (and subsequent consolidation) of interests previously owned by third parties in Pacer/CATS/CCS and in Ticketmaster's operations in Europe, Indiana, Florida, Texas, Northwest and the Delaware Valley (Philadelphia) and Canadian licensees.

     Consolidated interest and other expense decreased by $1.6 million, or 28%, to $4.3 million for the quarter, reflecting lower borrowing levels and lower cost of capital.

     Income tax expense, measured as a percentage of pre-tax income, increased from a benefit of 5% resulting from pre-tax losses in the first six months of the prior year to 59% of pre-tax income in the first six months of the current year. The high effective tax rate occurred because of increased non-deductible amortization resulting from acquisitions and effective international tax rates.

     As a result of the foregoing, the Company had net income of $3.9 million in the current period compared to net losses of $2.4 million for the same period of the prior year.

  Unconsolidated Joint Ventures

     Ticketing operations revenue decreased by $16.0 million, or 48%, to $17.1 million versus $33.1 million for the same period of the prior year. The decrease is attributed to a decrease of 40% in ticket sales (from 8.8 million to 4.5 million tickets). The decrease is attributed to the acquisition by the Company of its partners' Joint Venture interests (and thus inclusion of operating results in Consolidated Businesses rather than Unconsolidated Joint Ventures) in the Ticketmaster Europe and Indiana operations in June and November 1996, respectively, and in the Northwest operations in June 1997.

     The discussion and analysis with respect to results of operations from concession and control systems is included in Consolidated Businesses.

     Ticketing operations costs decreased by $8.5 million, or 46%, to $9.9 million versus $18.3 million for the same period of the prior year, which is consistent with decreased ticketing operations revenue of 48%, as these costs are primarily variable in nature.

     Ticketing selling, general and administrative costs decreased by $2.5 million, or 41%, to $9.9 million versus $6.1 million for the same period of the prior year. This decrease is attributed to the acquisition by the Company of its partners' Joint Venture interests (and thus inclusion of operating results in Consolidated Businesses rather than Unconsolidated Joint Ventures) in the Ticketmaster-Europe and Indiana operations in June and November 1996, respectively, and in the Northwest operations in June 1997.

     Depreciation decreased by $0.8 million or 63% to $0.5 million in the current year versus $1.3 million for the same period of the prior year. This decrease is attributed to the acquisition by the Company of its partners' Joint Venture interests (and thus inclusion of operating results in Consolidated Businesses rather than Unconsolidated Joint Ventures) in Pacer/CATS/CCS and in the Ticketmaster-Europe and Indiana operations in June and November 1996, respectively, and in the Northwest operations in June 1997.

     As a result of the foregoing, net income from Unconsolidated Joint Ventures decreased by $3.1 million, or 58%, to $2.2 million versus $5.4 million for the same period of the prior year.

  Managed Businesses

     Aggregate revenues for the Managed Businesses increased by $29.6 million, or 20%, to $175.8 million versus $146.2 million for the same period of the prior year. The increase is primarily attributed to an increase of $26.8 million, or 18.3%, to $154.0 million in ticketing operations revenue.

     As a result of the foregoing, EBITDA for the Managed Businesses increased by $12.0 million, or 28%, to $26.8 million versus $14.8 million for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash flows from operations and available credit under its revolving bank credit facilities.

     Net cash provided by operating activities was $23.7 million in the period ended July 31, 1997 compared with $7.5 million in the period ended July 31, 1996. This change primarily reflects an increase in income before depreciation and amortization.

     As of July 31, 1997, the Company had cash and cash equivalents of $29.1 million for its own account, separate from funds held in accounts on behalf of venues and promoters and working capital of $10.4 million.

     Net cash used in investing activities was $20.0 million in the period ended July 31, 1997 compared with $4.7 million in the period ended July 31, 1996. This increase primarily related to acquisitions of minority interests, licensees, new ventures, payments for upgrades to call centers and improvements made to the Company's recently acquired corporate headquarters building.

     Excluding the acquisitions and formations of new venture investments activities, the Company's anticipated annual capital expenditures for the remainder of fiscal 1998 are expected to include $2.5 million of replacements or upgrades of computer equipment, $1.5 million in expanded call center capacity and additional amounts which management determines are necessary in order to maintain the Company's competitive position or to otherwise achieve its business strategies.

     Net cash provided by financing activities was $18.7 million in the period ended July 31, 1997 compared to $10.3 million in the period ended July 31, 1996. The current period activity is primarily attributed to borrowings for the Northwest and Canadian acquisitions, while the activity for the same quarter of the prior year was primarily attributed to borrowings for the Ticketmaster-European Joint Venture acquisition and for general business purposes.

     Amounts available under the Credit Agreement are limited to the lower of the commitment amount or a borrowing base calculated as a multiple of cash flows as defined in the Credit Agreement. As of July 31, 1997, the Company had $130 million in outstanding bank borrowings under its $175 million revolving bank credit line. Amounts available under the credit line decreased to $165 million as of December 31, 1997 and will reduce further to $150 million as of December 31, 1998. As of July 31, 1997, the borrowing base calculation did not restrict the Company's availability under the Credit Agreement. The Company's Credit Agreement contains other covenants and restrictions, as to which the Company was in compliance at July 31, 1997.

     On April 23, 1997, the Company entered into a $9.0 million non-recourse Promissory Note secured by a Deed of Trust on the Company's new headquarters building, the proceeds of which were used to pay-down existing commitments outstanding under the Company's Credit Agreement.

     Also as of July 31, 1997, Pacer/CATS/CCS had indebtedness of $7.5 million outstanding under a bank term loan. The term loan provides, among other things, monthly interest payments only through June 1997, from July 1997 through June 1999 the Company is required to make principal and interest payments to the extent Pacer/CATS/CCS's cashflows exceed certain amounts. The loan agreement is secured by all of Pacer/CATS/CCS's assets and contains certain restrictions and covenants, with which Pacer/CATS/CCS is in full compliance or has obtained the necessary waivers from its bank.

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

                          PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The following summarizes certain recent events that have taken place with respect to the matters described under "Legal Proceedings" in the Company's Annual Report filed on Form 10-K for the year ended January 31, 1997: (i) with regard to Ticketmaster Corporation of Washington's (TCW) action against HBI Financial, Inc. (HBI), on June 30, 1997, the Parties settled the matter in full and TCW purchased HBI's interest in Ticketmaster-Northwest for $12.6 million in cash; (ii) with regard to the Company's action against Microsoft, no substantive activities have taken place since those reported in the Company's Form 10-Q for the period ending April 30, 1997; and (iii) with regard to the action filed against the Company by Ticketmaster Group Limited Partnership, the Company's licensee in Maryland, Washington, D.C. and parts of Virginia, no substantive activities have taken place since those reported in the Company's Form 10-Q for the period ending April 30, 1997.

     On July 23, 1997, a three-member tribunal of the American Arbitration Association issued an Award in favor of the claimant MovieFone, Inc., Promofone, Inc. and the Teleticketing Co. LP (the "MovieFone Entities") and against the respondent Pacer Cats Corporation, a wholly owned subsidiary of Wembley plc and now known as "PCC Management, Inc." The Award provides, among other things, (i) that the respondent shall pay to the claimant damages aggregating $22,751,250 and (ii) for injunctive relief relating to certain conduct of the respondent and its successors and assigns with respect to the MovieFone Entities' business for a specified period of time. The foregoing only summarizes certain provisions of the Award, and reference is made to the full text thereof filed as Exhibit 99.3.

     No entity owned by the Company, including, but not limited to, Pacer/CATS/CCS, was a party to the arbitration proceeding. Nonetheless, counsel for Wembley plc, WIL, Incorporated, PCC Management, Inc. and Wembley, Inc. (collectively the "Wembley Entities"), by letter dated 8/4/97, advised Pacer/CATS/CCS, Ticketmaster Corporation, Ticketmaster Cinema Group, Ltd. and Cinema Acquisition Corporation (collectively, the "Ticketmaster Entities"), that the Wembley Entities intend to look to the Ticketmaster Entities to be made whole with respect to the costs of the arbitration, including attorneys' fees incurred in connection therewith, and all or part of any monetary damages assessed against the respondent.

     The Ticketmaster Entities in turn have advised counsel for the Wembley Entities that they believe that there is no validity to any claim by the Wembley Entities against any of the Ticketmaster Entities. In this regard, by agreement dated July 2, 1996, ("Agreement"), the Wembley Entities released and covenanted not to sue the Ticketmaster Entities in connection with any claims arising out of the arbitration proceeding; however, the Wembley Entities retained certain limited indemnification rights under the Agreement, solely with respect to Pacer/CATS/CCS and its operations from and after April 15, 1994. In the event any of the alleged claims are pursued by the Wembley Entities, the Ticketmaster Entities intend to vigorously oppose them.

     No determination, adverse or otherwise, can presently be made as to the effect, if any, this matter may have on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 10, 1997, Registrant held its annual meeting of stockholders. The following matters were submitted to the stockholders for action and the votes cast are indicated below:

                                           FOR             WITHHELD
                                        ----------         --------
    1. Election of Directors:
       Paul G. Allen                    21,194,520          2,440
       Fredric D. Rosen                 21,194,520          2,440
       Charles Evans Gerber*            21,194,520          2,440
       David E. Liddle*                 21,194,520          2,440
       John A. Pritzker                 21,194,520          2,440
       William D. Savoy                 21,194,520          2,440
       Terence M. Strom*                21,194,520          2,440

---------------

     * The indicated persons resigned from the Board on July 17, 1997. See Registrant's Form 8-K filed on July 30, 1997.

     2. Approval of Amendment to Stock Option Plan inclusive of an increase in the number of shares available for issuance from 3,250,000 to 3,750,000:

   FOR          AGAINST      ABSTAIN
----------     ---------     -------
17,666,879     3,515,282     2,849

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits:
       11.1 Computation of Earnings Per Share
       99.3 Award
  (b)  Reports on Form 8-K:
       A Form 8-K was filed on May 28, 1997 in regards to the acquisition of Ticketmaster
       Canada Holdings Ltd.
       A Form 8-K/A was filed on June 12, 1997 in regards to the acquisition of Ticketmaster
       Canada Holdings Ltd.
       A Form 8-K was filed on July 14, 1997 in regards to the acquisition of the interest of the Company's partner in Ticketmaster-Northwest.
       A Form 8-K was filed on July 30, 1997 in regards to a change in control of the
       Company.
       A Form 8-K was filed on August 11, 1997 in regards to a change in the Company's certifying accountant.
       A Form 8-K/A was filed on August 19, 1997 in regards to a change in the Company's certifying accountant.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TICKETMASTER GROUP, INC.

Date: September 11, 1997                  By:     /s/ PETER B. KNEPPER
                                            ------------------------------------
                                                      Peter B. Knepper
                                                 Senior Vice President and
                                                  Chief Financial Officer
                                            (Principal Financial and Accounting
                                                           Officer)

                                          By:     /s/ NED S. GOLDSTEIN
                                            ------------------------------------
                                                      Ned S. Goldstein
                                                 Senior Vice President and
                                                      General Counsel
                                                 (Duly Authorized Officer)