Form 10-Q
period 1997-10-31
TICKETMASTER GROUP INC
filed 1997-12-12
CIK 1021354

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

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO
                        COMMISSION FILE NUMBER: 0-21631
                            ------------------------

                            TICKETMASTER GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   ILLINOIS                                     36-3597489
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

    8800 SUNSET BOULEVARD, WEST HOLLYWOOD,                        90069
                   CALIFORNIA
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 (310) 360-6000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                (NOT APPLICABLE)
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the registrant's Common Stock as of October 31, 1997 was 25,112,516.

================================================================================

                   TICKETMASTER GROUP, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                     PAGE NO.
                                                                                     --------
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
  Independent Accountants' Review Report...........................................      2
  Condensed Consolidated Balance Sheets -- January 31, 1997 and October 31, 1997...      3
  Condensed Consolidated Statements of Income -- Three months and nine months ended
     October 31, 1996 and 1997.....................................................      4
  Condensed Consolidated Statements of Shareholders' Equity --
     January 31, 1997 and October 31, 1997.........................................      5
  Condensed Consolidated Statements of Cash Flows -- Nine months ended
     October 31, 1996 and 1997.....................................................      6
  Notes to Condensed Consolidated Financial Statements.............................      7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of
  Operations.......................................................................     10
PART II. OTHER INFORMATION
Item 1. Legal Proceedings..........................................................     19
Item 6. Exhibits and Reports on Form 8-K...........................................     20
Signatures.........................................................................     21

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
Ticketmaster Group, Inc.:

     We have reviewed the accompanying condensed consolidated balance sheet of Ticketmaster Group, Inc. and subsidiaries as of October 31, 1997, and the related condensed consolidated statements of income for the three-month period ended October 31, 1997 and cash flows for the three-month period then ended (not included separately herein). These financial statements are the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements at October 31, 1997, and for the three-month and nine-month periods then ended for them to be in conformity with generally accepted accounting principles.

     The balance sheet of Ticketmaster Group, Inc. and subsidiaries as of January 31, 1997 was derived from consolidated financial statements audited by other auditors (whose unqualified report is dated March 12, 1997, except for notes 13 and 14, which are as of April 17, 1997), and we do not express an opinion on that data.

                                          ERNST & YOUNG LLP

Los Angeles, California
November 21, 1997

                   TICKETMASTER GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     ASSETS

                                                                         JANUARY 31,    OCTOBER 31,
                                                                            1997           1997
                                                                         -----------    -----------
                                                                                        (UNAUDITED)
Current assets:
  Cash and cash equivalents...........................................    $  60,880      $  91,109
  Accounts receivable, ticket sales...................................       12,014         18,502
  Accounts receivable, other..........................................        8,884         16,818
  Inventory...........................................................        4,093          5,125
  Prepaid expenses....................................................        8,079         10,386
                                                                          ---------      ---------
          Total current assets........................................       93,950        141,940
Property, equipment and leasehold improvements, net...................       32,923         43,694
Investments in and advances to affiliates.............................        7,308          6,567
Cost in excess of net assets acquired, net............................       65,074        100,193
Intangible and other assets, net......................................       26,031         34,840
Deferred income taxes, net............................................        3,948          3,389
                                                                          ---------      ---------
                                                                          $ 229,234      $ 330,623
                                                                          =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt...................................    $     190      $     356
  Accounts payable, trade.............................................       10,767         12,705
  Accounts payable, clients...........................................       35,842         73,887
  Accrued expenses....................................................       18,721         26,062
  Deferred revenue and other..........................................       12,439         16,255
                                                                          ---------      ---------
          Total current liabilities...................................       77,959        129,265
Long-term debt, net of current portion................................      127,514        150,694
Deferred rent and other...............................................        2,336          2,015
Minority interests....................................................           80          1,317
Shareholders' equity:
  Preferred stock.....................................................           --             --
  Common stock, no par value, authorized 80,000,000 shares, issued and outstanding 15,310,405 and 25,112,516 shares at January 31, and
     October 31, 1997, respectively...................................           --             --
  Exchangeable, Class B common stock, non-voting, non-participating, no par value, issued and outstanding 928,013 shares at October
     31, 1997.........................................................           --         13,456
  Additional paid-in capital..........................................      127,466        133,313
  Cumulative currency translation adjustment..........................          (53)          (201)
  Accumulated deficit.................................................     (106,068)       (99,236)
                                                                          ---------      ---------
          Total shareholders' equity..................................       21,345         47,332
                                                                          ---------      ---------
                                                                          $ 229,234      $ 330,623
                                                                          =========      =========

           See notes to condensed consolidated financial statements.

                   TICKETMASTER GROUP, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      OCTOBER 31,                 OCTOBER 31,
                                                -----------------------     -----------------------
                                                   1996         1997           1996         1997
                                                ----------   ----------     ----------   ----------
Revenue:
  Ticketing operations........................  $   52,943   $   77,893     $  146,995   $  214,758
  Concession control systems..................       6,205        6,734          6,205       21,468
  Publications................................       2,967        3,541          7,479        9,518
  Merchandising...............................         463          879          1,858        2,001
                                                ----------   ----------     ----------   ----------
                                                    62,578       89,047        162,537      247,745
                                                ----------   ----------     ----------   ----------
Operating costs, expenses and other items:
  Ticketing operations........................      30,455       43,838         89,110      122,446
  Ticketing selling, general and
     administrative...........................       9,272       12,604         25,550       35,619
  Concession control systems operations.......       3,577        3,470          3,577       11,985
  Concession control systems selling, general
     and administrative.......................       3,368        2,616          3,368        7,669
  Publications................................       4,596        4,412         13,711       13,269
  Merchandising...............................         447          788          1,673        1,847
  Corporate general and administrative........       3,707        5,900         12,103       16,239
  Depreciation................................       1,812        2,836          4,572        7,621
  Amortization of goodwill....................         648        1,099          1,560        3,387
  Amortization of other.......................         755        2,441          2,012        5,891
  Equity in net income of unconsolidated
     affiliates...............................        (804)        (102)        (2,940)      (1,139)
                                                ----------   ----------     ----------   ----------
     Operating income.........................       4,745        9,145          8,241       22,911
Other expenses:
  Interest expense, net.......................       3,177        2,633          9,094        6,919
  Minority interests..........................         135          244            261          314
  Gain on sale of unconsolidated affiliate....      (3,195)          --         (3,195)          --
                                                ----------   ----------     ----------   ----------
  Income before income taxes..................       4,628        6,268          2,081       15,678
  Income tax provision........................       1,779        3,296          1,650        8,846
                                                ----------   ----------     ----------   ----------
  Net income..................................  $    2,849   $    2,972     $      431   $    6,832
                                                ==========   ==========     ==========   ==========
  Net income per share........................  $      .19   $      .11     $      .03   $      .26
                                                ==========   ==========     ==========   ==========
  Weighted average number of common shares
     outstanding..............................  15,350,041   27,104,771     15,350,041   26,303,537
                                                ==========   ==========     ==========   ==========

           See notes to condensed consolidated financial statements.

                   TICKETMASTER GROUP, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                               (NUMBER OF SHARES)                                      CUMULATIVE
                         -------------------------------                  ADDITIONAL    CURRENCY                      TOTAL
                            COMMON        EXCHANGEABLE     EXCHANGEABLE    PAID-IN     TRANSLATION  ACCUMULATED   SHAREHOLDERS'
                         STOCK, NO PAR   CLASS B, NO PAR     CLASS B       CAPITAL     ADJUSTMENT     DEFICIT        EQUITY
                         -------------   ---------------   ------------   ----------   ----------   -----------   -------------
BALANCE AT JANUARY 31,
  1997.................    24,739,715              --              --      $127,466      $  (53)     $(106,068)      $21,345
Foreign currency
  translation
  adjustment . .                   --              --              --            --        (148)            --          (148)
Issuance of
  Exchangeable Class B
  common stock issued
  for Canadian
  acquisition..........            --       1,115,531        $ 16,175            --          --             --        16,175
Converted Class B
  common stock.........       187,518        (187,518)         (2,719)        2,719          --             --            --
Issuance of common
  stock upon exercise
  of stock options.....       185,283              --              --         2,687          --             --         2,687
Income tax benefit
  related to the stock
  options exercised....            --              --              --           441          --             --           441
Net income.............            --              --              --            --          --          6,832         6,832
                           ----------       ---------         -------      --------       -----       --------       -------
BALANCE AT OCTOBER 31,
  1997.................    25,112,516         928,013        $ 13,456      $133,313      $ (201)     $ (99,236)      $47,332
                           ==========       =========         =======      ========       =====       ========       =======

           See notes to condensed consolidated financial statements.

                   TICKETMASTER GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                         OCTOBER 31,
                                                                                     -------------------
                                                                                      1996        1997
                                                                                     -------     -------
Cash flows from operating activities:
  Net income.....................................................................    $   431     $ 6,832
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization................................................      8,144      16,899
    Income attributable to minority interests....................................        261         314
    Equity in income of unconsolidated affiliates................................     (2,940)     (1,139)
    Gain on sale of unconsolidated affiliate.....................................     (3,195)         --
    Deferred income taxes........................................................       (470)        559
    Changes in operating assets and liabilities net of effects from purchase of
     Joint Venturers' interests:
      Accounts receivable, ticket sales..........................................       (251)     (2,991)
      Accounts receivable, other.................................................        197      (2,731)
      Inventory..................................................................       (278)       (241)
      Prepaid expenses...........................................................       (174)     (1,028)
      Accounts payable, trade....................................................       (754)       (158)
      Accounts payable, clients..................................................      7,451      14,580
      Accrued expenses...........................................................      7,958       3,805
      Deferred revenue and other.................................................      5,471       3,397
      Deferred rent and other....................................................      2,934        (526)
                                                                                     -------     -------
         Net cash provided by operating activities...............................     24,785      37,572
Cash flows from investing activities:
  Purchase of equipment and leasehold improvements...............................    (18,364)    (12,701)
  Investments in affiliates......................................................     (3,768)     (3,564)
  Return on investments in affiliates............................................      3,190       1,947
  Intangible and other assets....................................................       (294)        227
  Proceeds from sale of unconsolidated affiliate.................................      6,600          --
  Minority interest purchased....................................................     (1,650)     (1,134)
  Payment for acquisitions, net of cash acquired.................................    (18,979)    (17,088)
                                                                                     -------     -------
         Net cash used in investing activities...................................    (33,265)    (32,313)
                                                                                     -------     -------
Cash flows from financing activities:
  Proceeds from long-term debt...................................................     42,404      46,932
  Reduction of long-term debt....................................................     (6,346)    (24,304)
  Exercise of stock options including tax benefit................................         --       3,128
  Distributions to minority shareholders.........................................       (273)       (638)
                                                                                     -------     -------
         Net cash provided by financing activities...............................     35,785      25,118
                                                                                     -------     -------
  Effect of exchange rate on cash and cash equivalents...........................        (16)       (148)
                                                                                     -------     -------
         Net increase in cash and cash equivalents...............................     27,289      30,229
Cash and cash equivalents, beginning of period...................................     34,004      60,880
                                                                                     -------     -------
Cash and cash equivalents, end of period.........................................    $61,293     $91,109
                                                                                     =======     =======
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest.....................................................................    $10,050     $ 7,674
                                                                                     =======     =======
    Income taxes.................................................................    $ 1,042     $ 7,794
                                                                                     =======     =======

Supplemental schedule of noncash investing and financing activities:

  During the nine months ended October 31, 1997, the Company acquired its Canadian licensees, the 50% interests of its partners in Ticketmaster-Northwest and Synchro Systems Limited and a 33% interest held by one of its partners in Ticketmaster-Southeast. In conjunction with the acquisitions, liabilities were assumed as follows:

    Fair value of assets acquired........................................................  $81,076
    Cash paid for interests acquired.....................................................   41,850
    Exchangeable Class B common stock (defined in Note 3) issued for interests
      acquired...........................................................................   16,175
                                                                                           -------
      Liabilities assumed................................................................  $23,051
                                                                                           =======

           See notes to condensed consolidated financial statements.

                   TICKETMASTER GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of Ticketmaster Group, Inc. and subsidiaries (the "Company") for the three and nine months ended October 31, 1996 and 1997, and have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet presented herein for January 31, 1997 was derived from the Company's audited consolidated financial statements for the fiscal year then ended. The condensed consolidated financial statements presented herein for the three and nine months ended October 31, 1996 and 1997 include all material adjustments (consisting of normal and recurring matters) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the results that may be expected for the full year.

     Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but that they should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997 (File No. 0-21631, to which reference is hereby made).

(2) RECLASSIFICATION

     Certain amounts in the Condensed Consolidated Financial Statements for January 31, 1997 have been reclassified to conform to the fiscal 1998 presentations.

(3) ACQUISITIONS

     Pursuant to an Agreement of Purchase and Sale of Stock, dated as of May 13, 1997 (with effect from March 1, 1997), the Company acquired all of the issued and outstanding shares of capital stock of its Canadian licensees for a purchase price of Canadian $44,650,000 (approximately US $32,350,000), consisting of approximately Canadian $22,325,000 in cash and 1,115,531 non-voting, non-participating Class B Shares of the Company's new Canadian subsidiary (Exchangeable Common Stock). This acquisition has been recorded as a purchase transaction; accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. Approximately $6.4 million was allocated to purchased user agreements; the excess of the estimated fair value of net assets acquired amounted to approximately $21.0 million, which has been accounted for as goodwill and is being amortized over 30 years using the straight line method. The accompanying condensed consolidated statements of operations include the results of operations since the effective date of the acquisition. Upon the occurrence or satisfaction, as applicable, of certain specified events and conditions relating to operations in Canada, the purchase price will be increased by approximately 12.3%, payable on May 1, 1998, 50% in cash and 50% in additional Class B Shares of the Canadian subsidiary. If increased, the purchase price will be allocated between purchased user agreements and goodwill. Holders of the Class B Shares have the right, at any time, to exchange such Class B Shares for shares of the Company's Common Stock on a one-for-one basis, subject to adjustment. In addition, the Company has the right to require such exchange to occur at any time on or after January 1, 2001, or earlier if certain specified events occur. In August 1997, 187,518 Class B Shares were exchanged for Common Stock.

     On June 30, 1997, the Company acquired the 50% interest held by its Joint Venture partner in Ticketmaster-Northwest for $12.8 million in cash, including expenses. This acquisition has been recorded as a

                   TICKETMASTER GROUP, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

purchase transaction; accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. Approximately $1.5 million was allocated to purchased user agreements; the excess of the estimated fair value of net assets acquired amounted to approximately $10.6 million, which has been accounted for as goodwill and is being amortized over 30 years using the straight line method. The accompanying condensed consolidated statements of operations include the results of operations since the effective date of the acquisition.

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

     On August 31, 1997 the Company acquired a 33% interest held by one of its Joint Venture partners in Ticketmaster-Southeast for $9.5 million in cash, resulting in a 67% ownership interest in this Joint Venture. This acquisition has been recorded as a purchase transaction; accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. Approximately $3.2 million was allocated to purchased user agreements; the excess of the estimated fair value of net assets acquired amounted to approximately $5.4 million, which has been accounted for as goodwill and is being amortized over 30 years using the straight line method. The accompanying condensed consolidated statements of operations include the results of operations since the effective date of the acquisition.

     On September 30, 1997 the Company acquired all of the equity interests of the minority shareholders in Synchro Systems Limited (Synchro) for a purchase price of approximately L2,000,000 (approximately US $3,300,000). This acquisition has been recorded as a purchase transaction; accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. The excess of the estimated fair value of net assets acquired amounted to approximately $0.9 million, which has been accounted for as goodwill and is being amortized over 30 years using the straight line method

     The following pro forma information presents a summary of consolidated results of the Company, the European, Ticketmaster-Indiana, Ticketmaster-Northwest, Ticketmaster-Southeast and Pacer/CATS/CCS Joint Ventures, the Delaware Valley (Philadelphia), Canadian and Mexico licensees, the Texas and Florida operating subsidiaries and Synchro for the three and nine months ended October 31, 1996 and 1997, assuming the acquisitions had been made as of February 1, 1996, with pro forma adjustments to give affect to amortization of goodwill and purchased user agreements, interest on the debt incurred on these acquisitions and the related income tax effect utilizing a statutory rate for Federal taxes equal to 34%, and for state and foreign taxes equal to the rate applicable in each jurisdiction. Also, the following pro forma information has been prepared to illustrate the effects of the application of the proceeds of an Initial Public Offering completed on November 22, 1996. The pro forma adjustments are based on currently available information and upon certain assumptions that management believes are reasonable under current circumstances. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the

                   TICKETMASTER GROUP, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

transactions been effective on February 1, 1996. The Pro Forma Financial Information and accompanying notes should be read in conjunction with the Consolidated Financial Statements and related Notes thereto.

                                                      THREE MONTHS
                                                          ENDED            NINE MONTHS ENDED
                                                       OCTOBER 31,            OCTOBER 31,
                                                    -----------------     -------------------
                                                     1996      1997         1996       1997
                                                    -------   -------     --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
    Total revenue.................................  $81,850   $91,629     $244,054   $268,495
    Net income....................................    3,029     3,623        3,263      8,303
    Net income per share..........................      .12       .13          .11        .31

     Pro forma results of operations have not been presented for the Ticketmaster-Ireland and Tennessee acquisitions because the pro forma effect of these acquisitions are not significant.

(4) EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") which will become effective during the fourth quarter of fiscal 1998. FAS 128 replaces the presentation of earnings per share reflected on the Statement of Income with a dual presentation of Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised resulting in the issuance of common stock that then shared in the earnings of the Company. FAS 128 does not permit early application; however, it requires, when implemented in the fourth quarter of fiscal 1998, the restatement of previously reported earnings per share for each period presented. Pro forma disclosure of earnings per share information as if the Company implemented FAS 128 during the three and nine months ended October 31, 1997 and 1996, respectively, are as follows:

     Pro Forma Earnings Per Share:

                                           THREE MONTHS ENDED         NINE MONTHS ENDED OCTOBER
                                               OCTOBER 31,                       31,
                                        -------------------------     -------------------------
                                           1996          1997            1996          1997
                                        -----------   -----------     -----------   -----------
                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
    Net income........................  $     2,849   $     2,972     $       431   $     6,832
                                        ===========   ===========     ===========   ===========
    Weighted average shares...........   15,310,405    25,947,888      15,310,405    25,762,179
                                        ===========   ===========     ===========   ===========
    Basic earnings per share..........  $       .19   $       .11     $       .03   $       .27
                                        ===========   ===========     ===========   ===========
    Weighted average shares including
      the dilutive effect of stock
      options.........................   15,350,041    27,104,771      15,350,041    26,303,537
                                        ===========   ===========     ===========   ===========
    Diluted earnings per share........  $       .19   $       .11     $       .03   $       .26
                                        ===========   ===========     ===========   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     The following contains forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from those anticipated by these forward-looking statements as a result of various factors. The risks and uncertainties that may affect the operations, performance and development of the Company's business include, but are not limited to, business and general economic conditions and competitive factors. In light of these risks and uncertainties, there can be no assurance that events anticipated by the forward-looking statements contained below will in fact transpire.

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

RESULTS OF OPERATIONS

FOR THE QUARTER ENDED OCTOBER 31, 1997 COMPARED WITH THE QUARTER ENDED OCTOBER 31, 1996

     The following table sets forth unaudited operating results for the Consolidated Businesses and the Unconsolidated Joint Ventures, collectively, the Managed Businesses. The amounts shown for the Unconsolidated Joint Ventures represent the full balance for each line item and do not give effect to the Joint Venture ownership interests held by entities other than the Company.

                                    THREE MONTHS ENDED OCTOBER 31, 1996             THREE MONTHS ENDED OCTOBER 31, 1997
                                --------------------------------------------   ----------------------------------------------
                                TICKETMASTER   UNCONSOLIDATED      TOTAL        TICKETMASTER    UNCONSOLIDATED      TOTAL
                                CONSOLIDATED       JOINT          MANAGED       CONSOLIDATED        JOINT          MANAGED
                                BUSINESS(1)     VENTURES(2)      BUSINESSES     BUSINESS(1)      VENTURES(2)      BUSINESSES
                                ------------   --------------   ------------   --------------   --------------   ------------
                                                                       (IN THOUSANDS)
Revenues:
  Ticketing operations........    $ 52,943        $ 13,553        $ 66,496        $ 77,893         $  6,474        $ 84,367
  Concession control
    systems...................       6,205              --           6,205           6,734               --           6,734
  Publications................       2,967              --           2,967           3,541               --           3,541
  Merchandising...............         463              --             463             879               --             879
                                  --------         -------        --------        --------         --------        --------
    Total revenues............      62,578          13,553          76,131          89,047            6,474          95,521
Operating costs, expenses and
  other items:
  Ticketing operations........      30,455           7,590          38,045          43,838            3,755          47,593
  Ticketing selling, general
    and administrative........       9,272           3,301          12,573          12,604            1,432          14,036
  Concession control systems
    operations................       3,577              --           3,577           3,470               --           3,470
  Concession control systems
    selling, general and
    administrative............       3,368              --           3,368           2,616               --           2,616
  Publications................       4,596              --           4,596           4,412               --           4,412
  Merchandising...............         447              --             447             788               --             788
  Corporate general and
    administrative............       3,707              --           3,707           5,900               --           5,900
  Depreciation................       1,812              65           1,877           2,836              262           3,098
  Amortization of goodwill....         648              19             667           1,099               12           1,111
  Amortization of other.......         755             805           1,560           2,441              470           2,911
                                  --------         -------        --------        --------         --------        --------
    Total operating costs.....      58,637          11,780          70,417          80,004            5,931          85,935
                                  --------         -------        --------        --------         --------        --------
                                     3,941        $  1,773        $  5,714           9,043         $    543           9,586
                                                   =======        ========                         ========        ========
Equity in net income of
  unconsolidated affiliates...        (804)                                           (102)
                                  --------                                        --------
Operating income..............       4,745                                           9,145
Interest expense and other....       3,312                                           2,877
  Gain on sale of
    unconsolidated
    affiliate.................      (3,195)                                             --
Income tax provision..........       1,779                                           3,296
                                  --------                                        --------
    Net income................    $  2,849                                        $  2,972
                                  ========                                        ========
Supplemental information:
    EBITDA(3).................    $  7,156        $  2,662        $  9,818        $ 15,419         $  1,287        $ 16,706
                                  ========         =======        ========        ========         ========        ========
    Attributable EBITDA(4)....                                    $  8,052                                         $ 15,809
                                                                  ========                                         ========
    Net cash provided by
      operating activities....    $ 17,328        $  7,507        $ 24,835        $ 13,846         $  8,906        $ 22,752
                                  ========         =======        ========        ========         ========        ========
    Net cash (used in)
      provided by investing
      activities..............    $(28,607)       $  3,595        $(25,012)       $(12,305)        $ (1,303)       $(13,608)
                                  ========         =======        ========        ========         ========        ========
    Net cash provided by (used
      in) financing
      activities..............    $ 25,438        $   (753)       $ 24,685        $  6,410         $     19        $  6,429
                                  ========         =======        ========        ========         ========        ========
    Number of tickets sold....      11,454           3,482          14,936          16,352            1,359          17,711
    Gross dollar value of
      tickets sold............    $358,432        $ 94,800        $453,232        $572,361         $ 37,063        $609,424

See notes on following page

---------------

(1) Defined as results of operations from businesses included in the Company's Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q, which include the accounts of the Company, its wholly owned subsidiaries and majority (51% or greater) owned companies and Joint Ventures. Investments in companies and Joint Ventures, in which ownership ranges from 33 1/3% -- 50% and in which the Company exercises significant influence over operating and financial policies, are accounted for using the equity method.

(2) Defined as the combined results of operations from unconsolidated Joint Ventures. Ticketmaster's ownership interest in these businesses range from 33 1/3% -- 50% and are in companies and Joint Ventures in which Ticketmaster exercises significant influence over operating and financial policies, and are accounted for under the equity method included in the Consolidated Businesses.

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

     CONSOLIDATED BUSINESSES

     Ticketing operations revenue increased by $25.0 million, or 47%, to $77.9 million versus $52.9 million for the same quarter of the prior year. This increase is attributed to an increase of 43% in ticket sales (from 11.5 million to 16.4 million tickets), and a 3% increase in average per ticket operations revenue (from $4.62 to $4.76), that is primarily attributed to an overall increase in convenience charges. Increased ticket sales were largely attributed to the acquisitions of its Joint Venture partners' interests in (and subsequent consolidation of) Ticketmaster-Indiana operations in November 1996, Ticketmaster-Northwest operations in June 1997, Ticketmaster-Southeast operations in August 1997 and the acquisitions of the Company's Delaware Valley (Philadelphia) licensee in October 1996 and Canadian licensees in March 1997.

     Concession and control systems revenue increased by $0.5 million, or 9%, to $6.7 million versus $6.2 million for the same quarter of the prior year. The Company attributes its revenue growth to increased sales resulting from the acceptance of new products by major theatre chains in the United States, Europe and South America.

     Publications revenue increased by $0.6 million, or 19%, to $3.5 million versus $2.9 million for the same quarter of the prior year. In January 1996, the Company distributed its first issue of Live! magazine, a monthly consumer oriented entertainment magazine. This increase is attributed to higher annual subscription revenue, due to an increase in the subscription price, and an increase in the advertising revenue as a result of increased advertising pages in the magazine.

     Ticketing operations costs increased by $13.4 million, or 44%, to $43.8 million versus $30.4 million for the same quarter of the prior year, which is consistent with an increase in ticketing operations revenue of 47%. This increase is attributed to the increase in ticketing operations revenue as these costs are primarily variable in nature. Ticketing operations costs decreased as a percentage of ticketing operations revenue to 56% from 58%. Much of this decrease is attributed to higher per ticket revenue combined with an increase in the volume of tickets sold.

     Ticketing selling, general & administrative costs increased by $3.3 million, or 36%, to $12.6 million versus $9.3 million for the same quarter of the prior year. This increase was largely attributed to the increase in territories serviced by the Consolidated Businesses resulting from the acquisitions of Joint Venture partners' interests in (and subsequent consolidation of) the Ticketmaster-Indiana operations in November 1996, the Ticketmaster-Northwest operations in June 1997, the Ticketmaster-Southeast operations in August 1997 and the acquisitions of the Company's Delaware Valley (Philadelphia) licensee in October 1996 and Canadian licensees in March 1997. Ticketing selling, general & administrative costs decreased as a percentage of ticketing operations revenue to 16.2% from 17.5%, which is primarily attributed to increased operating efficiencies.

     The operating costs of concession and control systems decreased by $0.1 million, or 3%, to $3.5 million from $3.6 million for the same quarter of the prior year. As a percentage of revenue, these expenses decreased from 58% to 52%. This decrease is primarily attributed to a combination of product mix and improvements in the quotation, assembly and delivery processes. The selling, general and administrative costs of concession and control systems decreased by $0.8 million, or 22%, to $2.6 million from $3.4 million for the same quarter of the prior year. Much of the decrease is due to an overall reduction in the work force resulting from an increase in operating efficiencies.

     Corporate general and administrative costs increased by $2.2 million, or 59%, to $5.9 million versus $3.7 million for the same quarter of the prior year. Much of the increase resulted from increased expenses associated with growth in administrative functions necessary to support the development of the Company's principal business, inclusive of recent acquisitions, formations of new joint ventures, additional costs associated with being a publicly traded company and increased activity designed to create integrated marketing opportunities with strategic partners.

     Depreciation increased by $1.0 million, or 57%, to $2.8 million versus $1.8 million for the same quarter of the prior year. Amortization of goodwill increased by $0.5 million, or 83%, to $1.1 million versus $0.6 for the same quarter of the prior year. Other amortization increased by $1.7 million, or 213%, to $2.4 million versus $0.7 for the same quarter of the prior year. These increases are primarily attributed to the acquisitions (and subsequent consolidation) of interests previously owned by third parties in Pacer/CATS/CCS and Ticketmaster's operations in Indiana, Florida, Texas, Northwest and Southeast, and licensees in Delaware Valley (Philadelphia) and Canada and the purchase of the Company's headquarters building.

     Consolidated interest and other expense decreased by $0.4 million, or 13%, to $2.9 million, from $3.3 million for the same quarter of the prior year, resulting from reduced borrowing levels.

     The Company, in the prior year third quarter, recognized a gain from the sale of its interest in an unconsolidated affiliate of $3.2 million.

     Income tax expense, increased from $1.8 million in the third quarter of the prior year, to $3.3 million or 53% of pre-tax income in the third quarter of the current year. The high effective tax rate occurred primarily because of nondeductible amortization resulting from acquisitions and the effective international tax rates.

     As a result of the foregoing, the Company's net income of $2.9 million increased by 0.1 million, or 4%, in the current quarter compared to net income of $2.8 million for the same quarter of the prior year.

     UNCONSOLIDATED JOINT VENTURES

     Ticketing operations revenue decreased by $7.1 million, or 52%, to $6.5 million versus $13.6 million for the same quarter of the prior year. This overall decrease is primarily attributed to the acquisitions by the Company of its partners' Joint Venture interests (and thus inclusion of operating results in Consolidated Businesses rather than Unconsolidated Joint Ventures) in the Ticketmaster-Indiana operations in November 1996, the Ticketmaster-Northwest operations in June 1997 and Ticketmaster-Southeast operations in August 1997.

     Ticketing operations costs decreased by $3.8 million, or 51%, to $3.8 million versus $7.6 million for the same quarter of the prior year, which is consistent with the decrease in ticket operations revenue of 52%, as these costs are primarily variable in nature.

     Ticketing selling, general and administrative costs decreased by $1.9 million, or 57%, to $1.4 million versus $3.3 million for the same quarter of the prior year. This decrease is primarily attributed to the acquisitions by the Company of its partners' Joint Venture interests (and thus inclusion of operating results in Consolidated Businesses rather than Unconsolidated Joint Ventures) in the Ticketmaster-Indiana operations in November 1996, Ticketmaster-Northwest operations in June 1997 and Ticketmaster-Southeast operations in August 1997.

     Depreciation and amortization decreased by $0.1 million, or 20%, to $0.8 million in the current year versus $0.9 million for the same quarter of the prior year. This decrease is primarily attributed to the acquisitions by the Company of its partners' Joint Venture interests (and thus inclusion of operating results in Consolidated Businesses rather than Unconsolidated Joint Ventures) in the Ticketmaster-Indiana operations in November 1996, Ticketmaster-Northwest operations in June 1997 and Ticketmaster-Southeast operations in August 1997.

     As a result of the foregoing, pre-tax income from Unconsolidated Joint Ventures decreased by $2.0 million, or 91%, to $0.1 million versus $2.1 million for the same quarter of the prior year.

     MANAGED BUSINESSES

     Aggregate revenues for the Managed Businesses increased by $19.4 million, or 25%, to $95.5 million versus $76.1 million for the same quarter of the prior year. The increase is primarily attributed to an increase of $17.9 million, or 27%, to $84.4 million in ticketing operations revenue.

     As a result of the foregoing, EBITDA for the Managed Businesses increased by $6.9 million, or 70%, to $16.7 million versus $9.8 million for the same quarter of the prior year.

RESULTS OF OPERATION

FOR THE NINE MONTHS ENDED OCTOBER 31, 1997 COMPARED WITH THE NINE MONTHS ENDED OCTOBER 31, 1996

     The following table sets forth unaudited operating results for the Consolidated Businesses and the Unconsolidated Joint Ventures, collectively, the Managed Businesses. The amounts shown for the Unconsolidated Joint Ventures represent the full balance for each line item and do not give effect to the Joint Venture ownership interests held by entities other than the Company.

                                    NINE MONTHS ENDED OCTOBER 31, 1996              NINE MONTHS ENDED OCTOBER 31, 1997
                               --------------------------------------------   ----------------------------------------------
                               TICKETMASTER   UNCONSOLIDATED      TOTAL        TICKETMASTER    UNCONSOLIDATED      TOTAL
                               CONSOLIDATED       JOINT          MANAGED       CONSOLIDATED        JOINT          MANAGED
                               BUSINESS(1)     VENTURES(2)      BUSINESSES     BUSINESS(1)      VENTURES(2)      BUSINESSES
                               ------------   --------------   ------------   --------------   --------------   ------------
                                                                      (IN THOUSANDS)
Revenues:
  Ticketing operations.......    $146,995        $ 46,648       $  193,643      $  214,758        $ 23,532       $  238,290
  Concession control
    Systems..................       6,205          12,964           19,169          21,468              --           21,468
  Publications...............       7,479             176            7,655           9,518              --            9,518
  Merchandising..............       1,858              --            1,858           2,001              --            2,001
                                 --------        --------       ----------      ----------        --------       ----------
    Total revenues...........     162,537          59,788          222,325         247,745          23,532          271,277
Operating costs, expenses and
  other items:
  Ticketing operations.......      89,110          25,934          115,044         122,446          13,631          136,077
  Ticketing selling, general
    and administrative.......      25,550           9,359           34,909          35,619           5,027           40,646
  Concession control systems
    operations...............       3,577           8,462           12,039          11,985              --           11,985
  Concession control systems
    selling, general and
    administrative...........       3,368           4,687            8,055           7,669              --            7,669
  Publications...............      13,711             128           13,839          13,269              --           13,269
  Merchandising..............       1,673              --            1,673           1,847              --            1,847
  Corporate general and
    administrative...........      12,103              --           12,103          16,239              --           16,239
  Depreciation...............       4,572           1,395            5,967           7,621             759            8,380
  Amortization of goodwill...       1,560             192            1,752           3,387              12            3,399
  Amortization of other......       2,012           1,889            3,901           5,891           1,386            7,277
                                 --------        --------       ----------      ----------        --------       ----------
    Total operating costs....     157,236          52,046          209,282         225,973          20,815          246,788
                                 --------        --------       ----------      ----------        --------       ----------
                                    5,301        $  7,742       $   13,043          21,772        $  2,717       $   24,489
                                                 ========       ==========                        ========       ==========
  Equity in net income of
    unconsolidated
    affiliates...............      (2,940)                                          (1,139)
                                 --------                                       ----------
  Operating income...........       8,241                                           22,911
  Interest expense and
    other....................       9,355                                            7,233
  Gain on sale of
    unconsolidated
    affiliate................      (3,195)                                              --
  Income tax provision.......       1,650                                            8,846
                                 --------                                       ----------
    Net income...............    $    431                                       $    6,832
                                 ========                                       ==========
Supplemental Information:
  EBITDA(3)..................    $ 13,445        $ 11,218       $   24,663      $   38,671        $  4,874       $   43,545
                                 ========        ========       ==========      ==========        ========       ==========
  Attributable EBITDA(4).....                                   $   18,120                                       $   41,205
                                                                ==========                                       ==========
  Net cash provided by
    operating activities.....    $ 24,785        $ 14,228       $   39,013      $   37,572        $ 12,355       $   49,927
                                 ========        ========       ==========      ==========        ========       ==========
  Net cash used in investing
    activities...............    $(33,265)       $ (3,256)      $  (36,521)     $  (32,313)       $ (8,483)      $  (40,796)
                                 ========        ========       ==========      ==========        ========       ==========
  Net cash provided by (used
    in) financing
    activities...............    $ 35,785        $ (4,696)      $   31,089      $   25,118        $ (2,677)      $   22,441
                                 ========        ========       ==========      ==========        ========       ==========
  Number of tickets Sold.....      33,034          12,305           45,339          45,325           5,900           51,225
  Gross dollar value of
    tickets sold.............    $978,238        $344,988       $1,323,226      $1,489,151        $165,978       $1,655,129

See notes on page 12

     CONSOLIDATED BUSINESSES

     Ticketing operations revenue increased by $67.8 million, or 46%, to $214.8 million versus $147.0 million for the same period of the prior year. This increase is attributed to an increase of 37% in ticket sales (from 33.0 million to 45.3 million tickets), a 7% increase in average per ticket operations revenue (from $4.45 to $4.74) which is attributed to an overall increase in convenience charges and an increase in sponsorship and promotions revenue. Increased ticket sales were largely attributed to the acquisitions of its Joint Venture partners' interests in (and subsequent consolidation of) the Ticketmaster-Europe operations in June 1996, Ticketmaster-Indiana operations in November 1996, Ticketmaster-Northwest operations in June 1997, Ticketmaster-Southeast operations in August 1997 and the acquisitions of the Company's Delaware Valley (Philadelphia) licensee in October 1996 and Canadian licensees in March 1997. Increased sponsorship and promotions revenue is primarily attributed to an increase in activity with strategic marketing partners resulting from the Company's efforts to create integrated marketing opportunities around live events, its call centers, ticket stock and envelopes and event promotional material and in additional media outlets such as Ticketmaster Online.

     Revenues generated by concession and control systems for the nine months ended October 31, 1997 and three months ended October 31, 1996 are included in Consolidated Businesses, while the revenues generated for the six months ended October 31, 1996 are included in Unconsolidated Joint Ventures due to the acquisition of the Joint Venture partners' interests on July 29, 1996. Accordingly, the discussion and analysis included herein is based upon a comparison of the combined results of Consolidated Businesses and Unconsolidated Joint Ventures. Concession and control systems revenue increased by $2.3 million, or 12%, to $21.5 million versus $19.2 million for the same quarter of the prior year. The Company attributes its revenue growth to increased sales resulting from the acceptance of new products by major theatre chains in the United States, Europe and South America.

     Publications revenue increased by $2.0 million, or 27%, to $9.5 million versus $7.5 million for the same period of the prior year. In January 1996, the Company distributed its first issue of Live! magazine, a monthly consumer oriented entertainment magazine. This increase is attributed to higher annual subscription revenue, and an increase in the advertising revenue as a result of increased advertising pages in the magazine.

     Ticketing operations costs increased by $33.3 million, or 37%, to $122.4 million versus $89.1 million for the same period of the prior year, which is consistent with increased ticket operations revenue of 46%. This increase is attributed to the increase in ticketing operations revenue as these costs are primarily variable in nature. Ticketing operations costs decreased as a percentage of ticketing operations revenue to 57% from 61%. Much of this decrease is attributed to increased revenue per ticket, which is primarily related to increased sponsorship and promotion activities that yields higher margins, combined with an increase in the volume of tickets sold.

     Ticketing selling, general and administrative costs increased by $10.0 million, or 39%, to $35.6 million versus $25.6 million for the same period of the prior year. This increase was largely attributed to the increase in territories serviced by the Consolidated Businesses resulting from the acquisitions of its Joint Venture partners' interests in (and subsequent consolidation of) the Ticketmaster-Europe operations in June 1996, Ticketmaster-Indiana operations in November 1996, Ticketmaster-Northwest operations in June 1997 and Ticketmaster-Southeast operations in August 1997 and the acquisitions of the Company's Delaware Valley (Philadelphia) licensee in October 1996 and Canadian licensees in March 1997. Ticketing selling, general & administrative costs decreased as a percentage of ticketing operations revenue to 16.6% from 17.4% which is primarily attributed to increased operating efficiencies.

     The operating costs of concession and control systems remained consistent at $12.0 million in each period included in the combined Consolidated Businesses and Unconsolidated Joint Ventures for the same period of the prior year. As a percentage of revenue, these expenses decreased from 63% to 56%. This decrease is primarily attributed to a combination of product mix and improvements in the quotation, assembly and delivery processes. The selling, general and administrative costs of concession and control systems decreased $0.4 million, or 5%, to 7.7 million versus $8.1 million for the same period of the prior year.

     Corporate general and administrative costs increased by $4.1 million, or 34%, to $16.2 million versus $12.1 million for the same period of the prior year. Much of this increase resulted from increased expenses associated with growth in administrative functions necessary to support the development of the Company's principal business, inclusive of recent acquisitions, formation of new joint ventures, additional costs associated with being a publicly traded company and increased activity designed to create integrated marketing opportunities with strategic partners.

     Depreciation increased by $3.0 million, or 67%, to $7.6 million versus $4.6 million for the same period of the prior year. Amortization of goodwill increased by $1.8 million, or 117%, to $3.4 million versus $1.6 for the same period of the prior year. Other amortization increased by $3.9 million, or 193%, to $5.9 million versus $2.0 for the same period of the prior year. These increases are primarily attributed to acquisitions (and subsequent consolidation) of interests previously owned by third parties in Pacer/CATS/CCS and in Ticketmaster's operations in Europe, Indiana, Florida, Texas, Northwest, Southeast and licensees in Delaware Valley (Philadelphia) and Canada and the purchase of the Company's headquarters building.

     Consolidated interest and other expense decreased by $2.1 million, or 23%, to $7.2 million for the quarter, reflecting lower borrowing levels.

     Income tax expense, measured as a percentage of pre-tax income, decreased from 79% to 56% of pre-tax income in the first nine months of the current year. The high effective tax rate occurred because of increased non-deductible amortization resulting from acquisitions and effective international tax rates.

     The Company, in the prior year, recognized a gain from the sale of its interest in an unconsolidated affiliate of $3.2 million.

     As a result of the foregoing, the Company had net income of $6.8 million in the current period compared to net income of $0.4 million for the same period of the prior year.

     UNCONSOLIDATED JOINT VENTURES

     Ticketing operations revenue decreased by $23.1 million, or 50%, to $23.5 million versus $46.6 million for the same period of the prior year. This decrease is primarily attributed to the acquisition by the Company of its partners' Joint Venture interests (and thus inclusion of operating results in Consolidated Businesses rather than Unconsolidated Joint Ventures) in the Ticketmaster-Europe and Indiana operations in June and November 1996, respectively, and in the Ticketmaster-Northwest and Southeast operations in June and August 1997, respectively.

     The discussion and analysis with respect to results of operations from concession and control systems is included in Consolidated Businesses.

     Ticketing operations costs decreased by $12.3 million, or 47%, to $13.6 million versus $25.9 million for the same period of the prior year, which is consistent with decreased ticketing operations revenue of 50%, as these costs are primarily variable in nature.

     Ticketing selling, general and administrative costs decreased by $4.4 million, or 46%, to $5.0 million versus $9.4 million for the same period of the prior year. This decrease is primarily attributed to the acquisition by the Company of its partners' Joint Venture interests (and thus inclusion of operating results in Consolidated Businesses rather than Unconsolidated Joint Ventures) in the Ticketmaster-Europe and Indiana operations in June and November 1996, respectively, and in the Ticketmaster-Northwest and Southeast operations in June and August 1997, respectively.

     Depreciation and amortization decreased by $1.3 million, or 38%, to $2.2 million in the current year versus $3.5 million for the same period of the prior year. This decrease is attributed to the acquisition by the Company of its partners' Joint Venture interests (and thus inclusion of operating results in Consolidated Businesses rather than Unconsolidated Joint Ventures) in Pacer/CATS/CCS and in the Ticketmaster-Europe and Indiana operations in June and November 1996, respectively, and in the Ticketmaster-Northwest and Southeast operations in June and August 1997, respectively.

     As a result of the foregoing, pre-tax income from Unconsolidated Joint Ventures decreased by $5.0 million, or 64%, to $2.7 million versus $7.7 million for the same period of the prior year.

     MANAGED BUSINESS

     Aggregate revenues for the Managed Businesses increased by $49.0 million, or 22%, to $271.3 million versus $222.3 million for the same period of the prior year. The increase is primarily attributed to an increase of $44.7 million, or 23%, to $238.3 million in ticketing operations revenue.

     As a result of the foregoing, EBITDA for the Managed Businesses increased by $18.8 million, or 77%, to $43.5 million versus $24.7 million for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash flows from operations and available credit under its revolving bank credit facilities.

     Net cash provided by operating activities was $37.6 million in the period ended October 31, 1997, compared with $24.8 million in the period ended October 31, 1996. This change primarily reflects an increase in net income before depreciation and amortization.

     As of October 31, 1997, the Company had cash and cash equivalents of $35.7 million for its own account, separate from funds held in accounts on behalf of venues and promoters, and working capital of $12.7 million.

     Net cash used in investing activities was $32.3 million in the period ended October 31, 1997. This period's cash used in investing activity was directed primarily to fund acquisitions of Joint Venture and minority partners interests, a licensee, new Joint Ventures, payments for upgrades to call centers and improvements made to the Company's recently acquired headquarters building.

     Excluding the acquisitions and formations of new venture investments activities, the Company's anticipated annual capital expenditures for the remainder of fiscal 1998 are expected to include $1.5 million of replacements or upgrades of computer equipment, $1.0 million in expanded call center capacity and additional amounts which management determines are necessary in order to maintain the Company's competitive position or to otherwise achieve its business strategies.

     Net cash provided by financing activities was $25.1 million in the period ended October 31, 1997. This period's activity is primarily attributed to borrowings for the Ticketmaster-Northwest, Ticketmaster-Southeast and Canadian licensee acquisitions. On April 23, 1997, the Company entered into a $9.0 million non-recourse Promissory Note secured by a Deed of Trust on the Company's new headquarter's building, the proceeds of which were used to pay-down existing commitments outstanding under the Company's Credit Agreement.

     Amounts available under the Credit Agreement are limited to the lower of the commitment amount or a borrowing base calculated as a multiple of cash flows as defined in the Credit Agreement. As of October 31, 1997, the Company had $134 million in outstanding bank borrowings under its $175 million revolving bank credit line. Amounts available under the credit line will decrease to $165 million as of December 31, 1997 and will reduce further to $150 million as of December 31, 1998. As of October 31, 1997, the borrowing base calculation did not restrict the Company's borrowing ability under the Credit Agreement. The Company's Credit Agreement contains other covenants and restrictions, as to which the Company was in compliance at October 31, 1997.

     Also as of October 31, 1997, Pacer/CATS/CCS had indebtedness of $7.5 million outstanding under a bank term loan. The term loan provides, among other things, monthly interest payments only through June 1997, from July 1997 through June 1999 the Company is obligated to make interest payments and payments of principal to the extent Pacer/CATS/CCS's cashflows exceed certain amounts. The loan agreement is secured by all of Pacer/CATS/CCS's assets and contains certain restrictions and covenants, with which Pacer/CATS/CCS is in full compliance or has obtained the necessary waivers from its bank.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The following summarizes certain recent events that have taken place with respect to the matters described under "Legal Proceedings" in the Company's Annual Report filed on Form 10-K for the year ended January 31, 1997 (to which reference is hereby made): (i) with regard to Ticketmaster Corporation of Washington's (TCW) action against HBI Financial, Inc. (HBI), on June 30, 1997, the parties settled the matter in full and TCW purchased HBI's interest in Ticketmaster-Northwest for $12.6 million in cash; (ii) with regard to the Company's action against Microsoft, no substantive activities have taken place since those reported in the Company's Form 10-Q for the period ended July 31, 1997 (to which reference is hereby made); and (iii) with regard to the action filed against the Company by Ticketmaster Group Limited Partnership, the Company's licensee in Maryland, Washington, D.C. and parts of Virginia, no substantive activities have taken place since those reported in the Company's Form 10-Q for the period ended July 31, 1997 (to which reference is hereby made).

     The award of the American Arbitration Association issued in favor of MovieFone, Inc., Promofone, Inc. and the Teleticketing Co. LP reported on in the Company's Form 10-Q for the period ended July 31, 1997 (to which reference is hereby made), was confirmed on November 20, 1997 by the Supreme Court of the State of New York, County of New York. No other substantive activities have taken place in this matter since those reported on in the Company's Form 10-Q for the period ended July 31, 1997 (to which reference is hereby made). No determination, adverse or otherwise, can presently be made as to the effect, if any, this matter may have on the Company.

     The Company and, as indicated below, certain of its current and former directors have been named as defendants in the following six purported class action lawsuits (one of which has since been dismissed):

     - Natalee Klein and Martin Lubow v. Ticketmaster Group, Inc., Home Shopping Network Inc., Paul G. Allen, Peter Barton, Barry Diller, Jonathan Dolgen, James Held, John A. Pritzker, Fredric D. Rosen, and William D. Savoy, Circuit Court of Cook County, Illinois, Chancery Division, No. 97 CH 13392 [DISMISSED]

     - Mary E. O'Donnell v. HSN Inc., Barry Diller, Paul G. Allen, Fredric D. Rosen, Charles Evans Gerber, David E. Liddle, John A. Pritzker, William
       D. Savoy, Terence M. Strom, and Ticketmaster Group, Inc. Circuit Court of Cook County, Illinois, Chancery Division, No. 97 CH 13411

     - Ari Parnes v. Ticketmaster Group, Inc., Home Shopping Network Inc., Paul
       G. Allen, Peter Barton, Barry Diller, Jonathan Dolgen, James Held, John
       A. Pritzker, Fredric D. Rosen, and William D. Savoy, Circuit Court of Cook County, Illinois, Chancery Division, No. 97 CH 14086

     - Brickell Partners, a Florida Partnership v. Paul G. Allen, Fredric D. Rosen, Jonathan Dolgen, Peter Barton, John A. Pritzker, William D. Savoy, and HSN, Inc., Circuit Court of Cook County, Illinois, Chancery Division, No. 97 CH 13537

     - Tiger Options, LLC v. Ticketmaster Group, Inc., Barry Diller, Paul Allen, David E. Liddle, William D. Savoy, Fredric D. Rosen, John A. Pritzker, Terence M. Strom, James Held, and Home Shopping Network, Inc., Superior Court of the State of California, County of Los Angeles, No. BC 180045

     - Curt C. Bender, Trustee, On Behalf of Himself and All Other Similarly Situated v. Ticketmaster Group, Inc., Barry Diller, Paul Allen, David E. Liddle, William D. Savoy, Fredric Rosen, John A. Pritzker, Terence M. Strom, James Held, and Home Shopping Network, Inc. Does 1-25, Superior Court of the State of California, County of Los Angeles, No. BC 181006

The complaints, all of which are substantially similar, challenge the offer by HSN, Inc. ("HSN") to acquire the remaining shares in the Company which it does not already own and allege that the consideration offered by HSN is inadequate and that the defendants have breached their fiduciary duties to the plaintiffs and the class of shareholders of the Company which they claim to represent. The cases seek to enjoin the proposed transaction and ask for unspecified damages. The three pending Illinois cases have been consolidated, and the plaintiffs in one of the California cases have agreed to stay proceedings in that case pending the outcome of the Illinois cases. Plaintiffs in the Illinois cases are required to file a consolidated amended complaint applicable to all of the pending Illinois cases by January 2, 1998. The Company believes that all the lawsuits are without merit and intends to vigorously defend the claims asserted. In this regard, the Company has appointed an independent committee of directors to evaluate the HSN offer and to make a recommendation to the Board of Directors.

     On September 17, 1997, Ticketmaster Corporation ("TC") filed a complaint for declaratory and injunctive relief against Bay Area Seating Service ("BASS") and Advantix, Inc. ("Advantix") in the Superior Court of the State of California, County of Los Angeles. BASS is a licensee of TC's ticketing system, operating in Northern California. The action was filed in connection with Advantix's acquisition of BASS's stock and the conversion of BASS's operations from TC's ticketing system to Advantix's ticketing system. On November 25, 1997, BASS filed a cross complaint against TC for declaratory relief, breach of contract, unfair competition and intentional interference with economic relationship. No substantive activities have taken place in this matter. No determination, adverse or otherwise, can presently be made as to the effect, if any, this matter may have on the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

       11.1 Computation of Earnings Per Share

     (b) Reports on Form 8-K

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

                                          TICKETMASTER GROUP, INC.

Date: December 12, 1997                   By:     /s/ PETER B. KNEPPER
                                            ------------------------------------
                                                      Peter B. Knepper
                                                 Senior Vice President and
                                                  Chief Financial Officer
                                            (Principal Financial and Accounting
                                                           Officer)

                                          By:     /s/ NED S. GOLDSTEIN
                                            ------------------------------------
                                                      Ned S. Goldstein
                                            Senior Vice President, Secretary and
                                                      General Counsel
                                                 (Duly Authorized Officer)