Form 10-K
period 1998-01-31
TICKETMASTER GROUP INC
filed 1998-04-24
CIK 1021354

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

      [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1998
                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934
                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                               --------------- .

                         COMMISSION FILE NUMBER 0-21631
                            TICKETMASTER GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    ILLINOIS                                        36-3597489
        (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER IDENTIFICATION NO.)
         INCORPORATION OR ORGANIZATION)

             8800 SUNSET BOULEVARD                                    90069
           WEST HOLLYWOOD, CALIFORNIA                               (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (310) 360-6000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                      COMMON STOCK, NO PAR VALUE PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     As of April 20, 1998, there were 26,251,440 shares of the registrant's common stock outstanding. The aggregate market value of the registrant's voting stock that was held by non-affiliates on such date was $785,915,611, based on the closing sale price of the registrant's common stock on such date as reported on the Nasdaq National Market.

     The exhibit index is located on page 31.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's definitive proxy statement for its annual meeting of shareholders is tentatively scheduled to be held on June 30, 1998 are expected to be incorporated by reference into Part III of this Form 10-K, as indicated, or this Form 10-K will be amended to include Part III.

================================================================================

                                     PART I

ITEM 1. BUSINESS

     As used in this Annual Report on Form 10-K, references to a "fiscal" year refer to the 12-month period ending on January 31 of each year (e.g., "fiscal 1998" shall mean the Company's fiscal year ended January 31, 1998). Unless the context otherwise requires, references to "Ticketmaster" or the "Company" include Ticketmaster Group, Inc., its predecessors and its subsidiaries. References to the "Managed Businesses" include the Company's wholly and majority owned subsidiaries (the "Consolidated Businesses") together with the Company's interest in unconsolidated businesses (the "Unconsolidated Businesses").

GENERAL

     Ticketmaster, through the Managed Businesses, is the leading provider of automated ticketing services in the world with over 3,750 domestic and over 550 foreign clients, including many of the foremost entertainment facilities and promoters and over 200 professional and semi-professional sports franchises. The Company has established its market position by providing these clients with comprehensive ticket inventory control and management, a broad distribution network and dedicated marketing and support services. Ticket orders are received and fulfilled through operator-staffed call centers, independent sales outlets remote to the facility box office and the Company's Web site, Ticketmaster Online. Revenue is generated principally from convenience charges received by the Company for tickets sold on its clients' behalf. The Company generally serves as an exclusive agent for its clients and typically has no financial risk for unsold tickets. The Company, through its Managed Businesses, sold 70.2 million tickets in fiscal 1998, while generating revenues of $376.5 million.

     Based upon recent trends in the entertainment, sporting and leisure industries, the Company believes that its principal business, live entertainment ticketing, will experience increased revenues under existing venue contracts. The Company believes that significant opportunities exist through continued penetration of this principal market. Additionally, the Company believes that further ticketing opportunities will arise from the construction of new and larger facilities, the increase in the number of professional sports teams and the development of new sports leagues. Furthermore, the Company plans to continue to broaden its client base to include such venues as museums, amusement parks, state and county fairs and golf courses.

     Although the Company, through its Managed Businesses, has recently expanded its operations into territories outside of the U.S., it has already experienced significant growth in these markets as ticket sales have increased from 3.4 million to 14.0 million from fiscal 1996 to fiscal 1998, while revenues from ticket sales have increased from $15.7 million to $61.6 million for the same periods, respectively. Accordingly, ticket sales and revenues from international markets represented 20% and 19% of total ticket sales and revenues in fiscal 1998, up from approximately 6% and 7% in fiscal 1996, respectively.

     The Company believes that there are additional significant opportunities which exist in international markets to attract existing and new venues in a historically under-penetrated market for automated ticketing services for live entertainment events. In addition, the continued enthusiasm for soccer and growing popularity of major American sports such as football, baseball and basketball should lead to increased utilization of these international venues and provide additional revenue opportunities. To be in a position to capitalize on these trends in fiscal 1999, the Company has expanded its existing operations in the U.K., Australia and Mexico, has entered into new markets in Canada, Argentina and Ireland, and is exploring further opportunities in Europe, the Pacific Rim and Central and South America.

     The Company, through its Managed Businesses, has also expanded its ticket distribution capabilities through the development and launch of Ticketmaster Online (http://www.ticketmaster.com), its site on the World Wide Web designed to promote ticket sales for live events, disseminate event information and offer transactional and merchandising services. Since the launch of Ticketmaster Online in September 1996, the Company has experienced significant growth in ticket sales through its World Wide Web site and expects this trend to continue during the next several fiscal years. Monthly ticket sales through the Internet have steadily increased since the Website became transactional in November 1996, rising from $100,000 to more than $7.2 million in March 1998. For the quarter ended January 31, 1998, online ticket sales accounted for approximately 2.5% of the Company's fourth quarter ticketing business with ticket sales of approximately 400,000 having a gross dollar value of over $16.1 million. Online ticketing sales for the fiscal year ended January 31, 1998 were approximately 1.0 million tickets with a gross dollar value of over $39.1 million.

     The Company is continuing to leverage its widely recognized brand name and extensive distribution capabilities by developing new opportunities in related areas, such as entertainment information and publishing, merchandising, advertising, promotional services and direct marketing. Specific examples of its efforts include offering integrated brand management and marketing services to strategic partners, such as MasterCard International, Intel, Cendant Membership Services, Inc., Sprint Communications, First USA and United Parcel Service, through sponsorship and advertising opportunities during live events, during telephone ticketing services, on its ticket stock and envelopes, on event promotional material and in additional media outlets which the Company is developing. In addition, in February 1996, the Company launched Live!, a monthly entertainment magazine and event guide which the Company believes is a natural extension of its existing distribution channels. These efforts to create new promotional, marketing and distribution opportunities by utilizing and integrating the Company's traditional principal ticketing services and brand name have formed the basis for new growth opportunities in the future.

     The Company also believes that significant opportunities exist through its current call center capacity to become a provider of outsourced telephone-based sales, marketing and customer management services. The Company's client base is currently comprised of large organizations with growing needs for cost-effective means of contacting and servicing current and prospective customers. The Company's current client base includes organizations such as the American Red Cross, Cendant Membership Services, Inc. and TVN Enterprises Corporation.

     The Company believes that the Ticketmaster System and its extensive distribution capabilities provide a competitive advantage that enhances the Company's ability to attract new clients and maintain its existing client base. The Ticketmaster System, which includes both hardware and software, is typically installed in a client's facility box office and provides a single centralized inventory control management system capable of tracking total ticket inventory for all events, whether sales are made on a season, subscription, group or individual ticket basis. The Ticketmaster System is capable of processing over 100,000 tickets per hour in certain regions, and each of its 26 computer systems can support 32,000 users per system, of which as many as 4,000 can be online at any one time.

     Through its Managed Businesses, Ticketmaster has a comprehensive domestic distribution system that includes approximately 2,800 remote sales outlets in 44 states covering many of the major metropolitan areas in the U.S. and 15 domestic call centers with approximately 1,525 operator positions. The foreign distribution system includes approximately 300 remote sales outlets in 7 countries and 14 call centers with over 600 operator positions. The Company provides the public with convenient access to tickets and information regarding live entertainment events. Ticket purchasers are assessed a convenience charge for each ticket sold offsite by the Company on behalf of its clients. These charges are negotiated and included in the Company's contracts with its clients. The versatility of the Ticketmaster System allows it to be customized to satisfy a full range of client requirements.

     From fiscal 1996 through 1998, the number of tickets sold and revenues for the Managed Businesses have grown from 53.1 million tickets and $241.3 million of revenues to 70.2 million tickets and $376.5 million of revenues, which reflects annual compounded growth rates for ticketing and revenues of approximately 15.0% and 24.9%, respectively.

CLIENT RELATIONSHIPS

     The Company's clients include many of the most well known arenas, stadiums, theaters, sports teams and promoters in the U.S. The Company currently provides service to clients ranging in size from large stadiums with more than 60,000 seats to smaller theaters with seating in the hundreds, and from multi-event promoters to one-time single event promoters.

     Representative of the Company's clients are the following:

                         ARENAS, STADIUMS AND THEATERS

Alamodome, San Antonio, TX                     Madison Square Garden, New York, NY
Arie Crown Theater, Chicago, IL                Miami Arena, Miami, FL
Astrodome, Houston, TX                         Nassau Coliseum, Uniondale, NY
Blossom Amphitheatre, Cleveland, OH            Nederlander New York Broadway Theatres,
Bradley Center, Milwaukee, WI                  New York, NY
Cajundome, Lafayette, LA                       The New World Music Theatre, Tinley Park, IL
Centrum, Worcester, MA                         New Amsterdam Theatre, New York, NY
Charlotte Coliseum, Charlotte, NC              Orlando Arena and Centroplex, Orlando, FL
Chicago Theater, Chicago, IL                   The Palace at Auburn Hills, Auburn Hills, MI
Coral Sky Amphitheatre, West Palm Beach, FL    Pine Knob Music Theatre, Clarkston, MI
Crown Center, Cincinnati, OH                   The Pond, Anaheim, CA
Deer Creek Music Center, Indianapolis, IN      Pontiac Stadium, Detroit, MI
Fargo Dome, Fargo, ND                          Pro Player Stadium, Miami, FL
Fleet Center, Boston, MA                       Pyramid, Memphis, TN
Ford Center for the Performing Arts,           Radio City Music Hall, New York, NY
  New York, NY                                 RCA Dome, Indianapolis, IN
Freedom Hall, Louisville, KY                   Rosemont Horizon, Rosemont, IL
Garden State Arts Center, Holmdel, NJ          Rupp Arena, Lexington, KY
The Georgia Dome, Atlanta, GA                  San Jose Arena, San Jose, CA
The Grand Center, Grand Rapids, MI             Seattle Center, Seattle, WA
Great Western Forum, Inglewood, CA             Sun Dome, Tampa, FL
Greek Theatre, Los Angeles, CA                 Star Lake Amphitheatre, Pittsburgh, PA
Gund Arena, Cleveland, OH                      The Summit, Houston, TX
Ice Palace, Tampa, FL                          Tacoma Dome, Tacoma, WA
Irvine Meadows Amphitheatre, Costa Mesa, CA    Target Center, Minneapolis, MN
Joe Louis Arena, Detroit, MI                   Tennessee Performing Arts Center, Nashville,
John G. Shedd Aquarium and Oceanarium,         TN
  Chicago, IL                                  Turner Field, Atlanta, Georgia
Jones Beach Theatre, Wantagh, NY               The United Center, Chicago, IL
Los Angeles Memorial Coliseum, Los Angeles,    The Wang Center for the Performing Arts,
CA                                             Boston, MA
Louisiana Superdome, New Orleans, LA

PROMOTERS                                      GENERAL
Avalon Attractions                             American Music Festival
Belkin Productions                             Beale Street Music Festival
Cellar Door Concerts                           Chicago International Film Festival
Jam Productions                                Del Mar Fair
Livent                                         The 500 Festival Parade
Pace Management                                Houston Exposition and Rodeo
Sunshine Promotions                            New Orleans Jazz and Heritage Festival
Universal Concerts                             U.S. Hotrod Nationals
Electric Factory                               Walt Disney Company

     The Company's clients also include 82 professional sports franchises in the U.S., including 16 Major League Baseball teams, 20 National Football League teams, 20 National Basketball Association teams, 13 National Hockey League teams, 6 Major League Soccer teams and 7 Women's National Basketball Association teams.

     The Company generally enters into written agreements with its clients pursuant to which it agrees to provide the Ticketmaster System and to serve as the client's exclusive ticket sales agent for all sales of individual tickets sold outside of the facility's box office, including any tickets sold at remote sales outlets, over the phone or through other media, for a specified period, typically three to five years. Pursuant to an agreement with a facility, the Company generally is granted the right to sell tickets for all events presented at that facility, and as part of such arrangement the Company installs the Ticketmaster System in the facility's box office. An agreement with a promoter generally grants the Company the right to sell tickets for all events presented by that promoter at any facility, unless the facility is covered by an exclusive agreement with Ticketmaster or another automated ticketing service company. The terms of the agreements with clients are negotiated on a contract-by-contract basis. In the case of contracts subject to public bid (e.g., by facilities owned or managed by municipalities or governmental agencies), the terms are defined, to a material degree, by the specifications and conditions set forth in the formal requests for bid.

     Clients are routinely required by contract to include the Ticketmaster name in print, radio and television advertisements for entertainment events sponsored by such clients. The Ticketmaster name and logo are also prominently displayed on printed tickets and ticket envelopes.

     The Company generally does not buy tickets from its clients for resale to the public and has no financial risk for unsold tickets. In the U.K., the Company may from time to time buy tickets from its clients for resale to the public in an amount typically not exceeding (LOGO)600,000 in the aggregate. All ticket prices are determined by the Company's clients. The Company's clients also generally determine the scheduling of when tickets go on sale to the public and what tickets will be available for sale through the Company. Facilities and promoters, for example, often handle group sales and season tickets in-house. The Company only sells a portion of its clients' tickets, the amount of which varies from client to client and varies as to any single client from year to year.

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

     In general, the Company negotiates a contract with each client. Pursuant to these contracts, Ticketmaster is granted the right to collect from ticket purchasers a per ticket convenience charge on all tickets sold at remote sales outlets, by telephone, through the Company's web site and other media. There is an additional per order handling charge on all tickets sold by the Company at other than remote sales outlets to partially offset the cost of fulfillment. The amount of the convenience charge is determined during the contract negotiation process, and typically varies based upon numerous factors, including the services to be rendered to the client, the amount and cost of equipment to be installed at the client's box office and the amount of advertising and/or promotional allowances to be provided, as well as the type of event and whether the ticket is purchased at a remote sales outlet, by telephone, through the Company's Web site or otherwise. Any deviations from those amounts for any event are negotiated and agreed upon by the Company and its client prior to the commencement of ticket sales. During fiscal 1998, the convenience charges generally ranged from $1.50 to $7.00 per ticket. Convenience charges from ticket sales at outlets, through call centers and via the internet (inclusive of per order handling charges added for sales through call centers and via the internet) when added together averaged $4.49 per ticket in fiscal 1998. Generally, the agreement between the Company and a client will also establish the amounts and frequency of any increases in the convenience charge and handling charges during the term of the agreement.

     The agreements with certain of the Company's clients may provide for a client to participate in the convenience and/or handling charges paid by ticket purchasers for tickets bought through the Company for that client's events. The amount of such participation, if any, is determined by negotiation with clients. Some agreements also may provide for the Company to make participation advances to the client, generally recoupable by the Company out of the client's future right to participations. In isolated instances, the Company may make an upfront, non-recoupable payment to a client for the right to sell tickets for that client.

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

     During fiscal 1998, no single client accounted for more than 4.0% of the Managed Businesses total revenues and no single facility accounted for more than 1.5% of the Company's total revenues. Historically, approximately 15% to 20% of the Company's contracts are subject to renewal each fiscal year. The Company has experienced substantial success in renewing its contracts with clients on an annual basis.

DISTRIBUTION SYSTEM

     The Company's distribution system is principally comprised of remote sales outlets, call centers and the Company's Web site, Ticketmaster Online (http://www.ticketmaster.com). During fiscal 1998, ticket sales at the remote sales outlets, at call centers and on the Internet accounted for approximately 50.0%, 48.5% and 1.5%, respectively, of ticket sales for the Company.

     Remote Sales Outlets. Through its Managed Businesses, the Company has approximately 3,100 remote sales outlets worldwide with 2,800 in the U.S. and approximately 300 in foreign territories, up from approximately 2,500 worldwide at the end of fiscal 1996. The Company has emphasized the establishment of retail outlets in high visibility chain stores with existing name recognition, significant customer traffic and customer profiles consistent with the type of events sold through the Ticketmaster System. The majority of remote sales outlets are located in major department, grocery, and music stores. Among the retailers that serve as remote sales outlets are Carson Prairie Scott, Dayton/Hudson, Foley's and Robinsons-May department stores, Dominick's, Fiesta and Kroger food stores, Coconuts and Tower Records music stores. The specific stores within each chain that will serve as remote sales outlets is negotiated by the Company with each chain.

     The Company is responsible for installation and maintenance of the hardware and software necessary to operate the Ticketmaster System at the remote sales outlets. The Company also trains the remote sales outlet's employees in the use of the Ticketmaster System, provides support and oversight in connection with the sale of tickets and furnishes the remote sales outlets with promotional materials relative to the Ticketmaster System and events for which tickets are available. The remote sales outlets are responsible for the staffing of the stores and their daily operation. The remote sales outlets generally are paid a commission of approximately 20% to 25% of the convenience charge, typically subject to a maximum amount per ticket. A majority of sales at remote sales outlets are for cash, although some department stores also accept their own charge cards (in which case the cost of the charge card and payment risk are borne by the department stores). Ticket purchasers are delivered their tickets at the point of sale. The remote sales outlets generally deliver sales proceeds and convenience charges to Ticketmaster on a schedule ranging from daily to weekly depending on the financial condition of the particular remote sales outlets and other factors. The Company has not suffered any material loss with respect to funds collected by its remote sales outlets for remittance to the Company.

     Call Centers. Through its Managed Businesses, the Company currently operates 29 call centers worldwide, up from 19 at the end of fiscal 1996. Ticket purchasers seeking a greater degree of convenience than is afforded at facility box offices or remote sales outlets can purchase tickets by telephone seven days a week, up to 14 hours per day, using a major credit card. Sales agents for the Managed Businesses, staffing up to approximately 1,525 telephone positions domestically and over 600 in foreign markets, take the caller's credit card order and mail the tickets directly to the ticket purchasers. Tickets that are purchased by telephone can also be picked up at the appropriate facility's "will call" ticket window. A per order handling charge typically is assessed in addition to the per ticket convenience charge. The ticket sales proceeds and convenience and handling charges from telephone credit card transactions are generally received by the Company within two business days after submission to the credit card company. The call centers also respond to large numbers of informational calls relative to events, including requests for facility characteristics, directions, telephone numbers, disability access and seating and local hotels and restaurants. Concurrently with the sale of tickets to entertainment events, the Company's call centers offer other products for sale related to the events for which tickets are being sold. The Company fulfills these sales by ordering the products from a third party. The Company's domestic call centers are located in Atlanta, Chicago, Cleveland, Columbus, Dallas, Denver, Detroit, Houston, Los Angeles, Minneapolis, Orlando, Pittsburgh, San Diego, Seattle and Virginia Beach. The Company also operates call centers in London, England, in Calgary, Edmonton, Ottawa, Toronto, Vancouver and Winnipeg, Canada, in Dublin, Ireland, in Buenos Aires, Argentina, in Santiago, Chile, in Melbourne and Sydney, Australia, and in Mexico City and Monterey, Mexico.

     An important feature of the Company's domestic telephone system is the ability to channel all or a portion of incoming calls from any city to a selected call center. Accordingly, the number of telephone positions available to receive telephone orders in a given region is capable of being increased in advance of the commencement of sales activity for a major event. Similarly, the ability to network call centers affords the Company backup capabilities in the event that a call center experiences operating difficulties.

     Online Services. The Company has recently expanded its distribution network through the addition of online services, which permit consumers to purchase tickets and access information on their personal computers via the internet. Currently, retail transactions for the Company and ticketing transactions for the Company's entire ticketing clientele are capable of being processed through the Company's Web site, Ticketmaster Online. The Company expects online to become an important distribution channel as more consumers engage in transactions over the internet. Additionally, this medium provides the Company with a cost efficient way to disseminate information and cross-promote, which may help reduce costs for these services across the Company's other distribution channels.

THE TICKETMASTER SYSTEM

     The Company's proprietary operating system and application software, and its computer and telephone systems, were specifically developed for the live event ticketing industry. The Ticketmaster System provides clients with the means to maintain and control their ticket inventory efficiently. Users of the Ticketmaster System can effect a range of functions from the most basic to the most complex, including individual advanced ticket sales, season and subscription ticketing, day of show walk-up ticket sales and group ticket sales.

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

     The Company's proprietary software is a product of over 20 years of continual enhancement by a team of in-house software and system professionals currently numbering over 80. The Company's research and development staff has produced significant enhancements to the Ticketmaster System, including proprietary ticket printers and data telecommunications multiplexors, and regularly upgrades its software. In January of 1998, the Company acquired the software capabilities of Distributed System Architects, Inc. ("DSA") which provides software and service products for automated ticketing systems.

INDUSTRY OVERVIEW

     The Company believes that since a small percentage of all tickets for live entertainment events sold in the U.S. during fiscal 1998 were sold through retail outlet networks, call centers and online services operated by automated ticketing service companies, the domestic market represents a growth opportunity.

     The use of automated ticketing is generally in an earlier stage of development outside of the U.S., although the actual level of use varies greatly from country to country. While the Company believes that there is substantial potential for international growth, the timing and rate of penetration within each international market will vary.

     The supply of tickets, both domestically and internationally, has increased in recent years by virtue of, among other factors, increases in the number of facilities (e.g., construction of amphitheaters), facility size and seating capacity, event expansion into new market areas (e.g., the increase in the number of professional sports teams and the development of new sports leagues) and increases in the number of performances of an event (e.g., the adoption of lengthened regular season play and expanded post-season play by sporting leagues and associations). Ticket supply has also been enhanced by the desire of, and necessity for, facilities to continually present as many revenue-producing events as possible in order to meet their financial and other obligations. In recent years, the public's increased demand for tickets to certain live entertainment events has been evidenced by its willingness to pay higher ticket prices to attend these events and the spread of public interest in certain types of events beyond customary boundaries (e.g., increased worldwide interest in football, baseball and basketball). In addition to live entertainment events held at arenas, amphitheaters, stadiums and performing arts venues, automated ticketing for live events has expanded into servicing ticket issuing facilities that do not generally have seats (e.g., museums, amusement parks, state and county fairs and golf courses).

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

     During the early 1990s, the Company continued to expand both through acquisitions and strategic alliances with joint venture partners, including, in 1991, the acquisition of certain assets (principally client contracts) of Ticketron, which previously had been one of the Company's major competitors; in 1992, the formation of a joint venture with an affiliate of Warner Music Group, Inc. to pursue automated ticketing opportunities in European markets; and in 1994, the formation of a joint venture with an affiliate of Wembley plc to provide advance ticketing for movie theaters worldwide and to market general admission ticket selling and concession control systems to various clients, including movie theaters, stadiums, arenas and amusement parks. During the past three years, the Company has begun to reacquire certain of the rights to use the Company's name and the Ticketmaster System that had previously been granted to joint ventures and to licensees.

JOINT VENTURES AND LICENSEES

     In addition to the ticketing operations performed directly by the Company, the Ticketmaster System is operated in certain territories through joint ventures and licensees. Included among the Company's current and proposed joint ventures and strategic alliances are the following:

     Australian Joint Ventures. On December 1, 1995, the Company and the Victorian Arts Centre Trust formed joint ventures (the "Australian Joint Ventures") for the purpose of conducting the Company's live entertainment ticketing business in Australia and, possibly, in New Zealand. The Company has a 50% interest in and serves as the managing partner of the Australian Joint Ventures. The Australian Joint Ventures' clients include the Victorian Arts Centre, the Australian Football League, the Melbourne Cricket Grounds and the Australian Chamber Orchestra.

     Ireland Joint Venture. On July 31, 1997, the Company acquired 50% of the capital stock of the Ticket Shop Limited and, through this company, conducts its live entertainment ticketing business in Ireland. The Company serves as the managing partner of the joint venture.

     Latin American Development Arrangement. The Company and Corporacion Interamericana de Entretenimiento, S.A. de C.V. ("CIE") have entered into a development arrangement (the "Latin American Venture") for the purpose of marketing and operating the Ticketmaster System throughout Central and South America. CIE is currently the owner of a 50.01% equity interest in the Company's Mexico licensee with the Company owning the remaining 49.99% equity interest in this licensee. The Company will have a 50.01% interest in and serve as the manager of each operating entity which is organized pursuant to the Latin American Venture. To date, the Latin American Venture has commenced operations in Argentina and Chile.

     Domestic Licensees. The Company has selectively licensed its name and technology to third parties for use in Oklahoma, Oregon, parts of Washington and Maryland and in Washington, D.C. and certain other cities (see Item 3 -- "Legal Proceedings"). The Company derives revenues from the licensees in the form of license fees and/or ongoing per ticket royalties. Less than 1% of the Company's total revenues during fiscal 1998 were derived from these license arrangements. Some of the Company's license agreements continue indefinitely while others have scheduled expirations through May 2001. Certain of the license agreements are renewable at the option of the licensee.

COMPETITION

     Not all facilities, promoters and other potential clients use the services of an automated ticketing company, choosing instead to distribute their tickets through their own internal box offices or other distribution channels. Accordingly, the Company competes with the facilities, promoters and other potential clients for the right to distribute their tickets at retail outlets, by telephone and on the Internet. Among those who perform their own ticketing are The Shubert Organization (Telecharge), New York Mets, Contemporary Productions, a wholly owned subsidiary of SFX Entertainment, Inc. and Don Law Presents (Next Ticketing).

     For those facilities and promoters which decide to utilize the services of an automated ticketing company, the Company competes with many international, national and regional ticketing systems, such as Telecharge Systems, which is a division of The Schubert Organization, Inc. and licenses the Ticketron software, Dillards Ticketing Systems, which is a division of Dillard's Department Stores, Inc. (which uses its own department stores as ticket outlets), Advantix and ETM. Several of the Company's competitors have operations in multiple locations throughout the U.S., while others compete principally in one specific geographic location. One or more of these regional ticketing systems could expand into other regions or nationally. Other companies compete with the Company by selling stand-alone automated ticketing systems to enable the facilities to do their own ticketing, including companies that sell systems under the names Prologue, Artsoft and Lasergate in the U.S., Bocs in the U.K. and Softix in Australia, New Zealand and Pacific Rim countries. The Company has experienced substantial competition for new accounts, such as 1994 World Cup soccer (which became a client of the Company) and the National and California Park Systems and the 1996 Summer Olympics (all of which became clients of one of the Company's competitors). Accordingly, there can be no assurance that prospective clients will enter into contracts with the Company rather than the Company's competitors. The Company believes that it competes on the basis of service provided, capability of the ticketing system, distribution network, reliability and price.

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

REGULATION

     The Company is regulated by certain state and local regulations, including, but not limited to, a law in Georgia that establishes maximum convenience charges on tickets for certain sporting events. Other bills that could affect the way the Company does business, including bills that would regulate the amount of convenience charges and handling charges, are introduced from time to time in federal, state and local legislative bodies. The Company is unable to predict whether any such bills will be adopted and, if so, the impact thereof on its business.

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

     Because the Company's current business consists primarily of responding to inbound telephone calls, it is not highly regulated. However, in the event that the Company decides to expand its outbound telemarketing services to improve off-peak call center utilization, such rules and regulations would apply to a larger percentage of the Company's business. Accordingly, the Company must comply with the Federal Communications Commission's rules under the Federal Telephone Consumer Protection Act of 1991 and the Federal Trade Commission's regulations under the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994, both of which govern telephone solicitation. The Company believes that it currently is, and will continue to be, in compliance with such statutes. Furthermore, there may be additional federal or state legislation, or changes in regulatory implementation, that limit the activities of the Company or its clients in the future or significantly increase the cost of compliance.

EMPLOYEES

     As of January 31, 1998, the Company employed approximately 1,465 domestic and 550 foreign full-time employees, approximately 285 domestic part-time administrative employees and approximately 3,660 domestic and 395 foreign part-time telephone sales agents.

     The telephone sales agents in Chicago and Ontario, Canada and the telephone sales agents employed by the Australian Joint Venture (approximately 15% of the Company's telephone sales agents) are the only employees of the Company covered by collective bargaining agreements. The collective bargaining agreements covering the telephone sales agents in Canada and Chicago are scheduled to expire on March 31, 2000 and December 31, 2000, respectively. The collective bargaining agreement covering the telephone sales agents in Australia expired on December 1, 1997, however, the Company is continuing to operate under the terms of the preexisting agreement until a new agreement is finalized. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

     The Company owns its principal offices in West Hollywood, California, and an operating office in Vancouver, Canada, while leasing office space in various cities throughout the U.S., the U.K., Germany, France, Singapore, Canada, Chile and Argentina. The Company currently has approximately 562,000 square feet of space under lease, with scheduled expirations ranging from May 1998 to May 2008.

     The Company's corporate offices are housed in a 70,000 square foot building. The building was purchased in October 1996 and also serves as the principal offices for Live! magazine and Ticketmaster Online. The Company currently occupies approximately 55,000 square feet of the building, with tenants occupying a majority of the remaining space.

ITEM 3. LEGAL PROCEEDINGS

     During 1994, the Company was named as a defendant in 16 federal class action lawsuits filed in United States District Courts purportedly on behalf of consumers who were alleged to have purchased tickets to various events through the Company. These lawsuits alleged that the Company's activities violated antitrust laws. On December 7, 1994, the Judicial Panel on Multidistrict Litigation transferred all of the lawsuits to the United States District Court for the Eastern District of Missouri (the "District Court") for coordinated and consolidated pretrial proceedings. After an amended and consolidated complaint was filed by the plaintiffs, the Company filed a motion to dismiss and, on May 31, 1996, the District Court granted that motion ruling that the plaintiffs had failed to state a claim upon which relief could be granted. On June 12, 1996, the plaintiffs appealed the District Court's decision to the Court of Appeals for the Eighth Circuit. Oral argument on the appeal was held on February 14, 1997.

     On April 10, 1998, the Court of Appeals issued an opinion affirming the district court's ruling that the plaintiffs in the consolidated consumer class action lawsuit lack standing to pursue their claims for damages under the antitrust laws. However, the Appellate Court held that the plaintiffs' status as indirect purchasers of Ticketmaster's services did not bar them from seeking injunctive relief against the Company.

     The Company believes that the Court's affirmance of the decision prohibiting plaintiffs from obtaining monetary damages against Ticketmaster eliminates the substantial portion of plaintiffs' claims. With respect to injunctive relief, the Antitrust Division of the United States Department of Justice had previously investigated Ticketmaster for in excess of 15 months and closed its investigation with no suggestion of any form of injunctive relief or modification of the manner in which Ticketmaster does business.

     On July 23, 1997, a three-member tribunal of the American Arbitration Association issued an Award in favor of the claimant MovieFone, Inc., Promofone, Inc. and the Teleticketing Co. LP (the "MovieFone Entities") and against the respondent, Pacer Cats Corporation, a wholly owned subsidiary of Wembley plc and now known as "PCC Management, Inc.". The Award provides, among other things, (i) that the respondent shall pay to the claimant damages aggregating $22,751,250 and (ii) for injunctive relief relating to certain conduct of the respondent and its successors and assigns with respect to the MovieFone Entities' business for a specified period of time. The foregoing only summarizes certain provisions of the Award, and reference is made to the full text thereof filed as Exhibit 99.3.

     No entity owned by the Company, including, but not limited to, Pacer/CATS/CCS, was a party to the arbitration proceeding. Nonetheless, counsel for Wembley plc, WIL, Incorporated, PCC Management, Inc. and Wembley, Inc. (collectively the "Wembley Entities"), by letter dated August 4, 1997, advised Pacer/ CATS/CCS, Ticketmaster Corporation, Ticketmaster Cinema Group, Ltd. and Cinema Acquisition Corporation (collectively, the "Ticketmaster Entities"), that the Wembley Entities intend to look to the Ticketmaster Entities to be made whole with respect to the costs of the arbitration, including attorneys' fees incurred in connection therewith, and all or part of any monetary damages assessed against the respondent.

     The Ticketmaster Entities in turn have advised counsel for the Wembley Entities that they believe that there is no validity to any claim by the Wembley Entities against any of the Ticketmaster Entities. In this regard, by agreement dated July 2, 1996 ("the Agreement"), the Wembley Entities released and covenanted not to sue the Ticketmaster Entities in connection with any claims arising out of the arbitration proceeding; however, the Wembley Entities retained certain limited indemnification rights under the Agreement, solely with respect to Pacer/CATS/CCS and its operations from and after April 15, 1994. In the event any of the alleged claims are pursued by the Wembley Entities, the Ticketmaster Entities intend to vigorously oppose them. No determination, adverse or otherwise, can presently be made as to the effect, if any, this matter may have on the Company.

     On April 18, 1997, Ticketmaster Group Limited Partnership ("TGLP"), the Company's licensee in Maryland, Washington, D.C. and parts of Virginia, filed an amended complaint against Ticketmaster Corporation, a wholly-owned subsidiary of the Company, in the United States District Court for the Northern District of Illinois. Plaintiff alleges that Ticketmaster Corporation has undertaken a course of conduct designed to force plaintiff to sell its operations or relinquish management control to Ticketmaster Corporation by intentionally withholding access codes and enhancements to the Ticketmaster System. Plaintiff alleges that Ticketmaster Corporation, by its conduct, has breached the license agreement between the parties and has engaged in tortious and unfair business practices. Ticketmaster Corporation has filed an answer denying the material allegations contained in the complaint and has asserted a counter claim for the breach of the license agreement against TGLP on May 5, 1997. Discovery is currently in process and no determination, adverse or otherwise, can presently be made as to the effect, if any, this matter may have on the Company.

     On April 28, 1997, Ticketmaster Corporation filed a complaint against Microsoft Corporation ("Microsoft") in the United States District Court for the Central District of California. Plaintiff alleges that Microsoft wrongfully appropriated and misused Ticketmaster's worldwide web site by unlawfully linking its own web site to and associating it with the Ticketmaster web site. Plaintiff seeks declaratory judgment in its favor, seeks to permanently enjoin Microsoft from making any commercial use of Ticketmaster's web site and seeks unspecified damages. On February 12, 1998, Ticketmaster filed a second amended complaint against Microsoft. In addition to the allegations in its original complaint which remain substantially intact, copyright infringement allegations were added in the amended complaint. Microsoft has answered the second amended complaint, asserted various affirmative defenses and a counter claim for declaratory relief.

     The Company and, as indicated below, certain of its current and former directors have been named as defendants in the following six purported class action lawsuits (one of which has since been dismissed):

     O Natalee Klein and Martin Lubow v. Ticketmaster Group, Inc., Home Shopping
       Network Inc., Paul G. Allen, Peter Barton, Barry Diller, Jonathan Dolgen, James Held, John A. Pritzker, Fredric D. Rosen, and William D. Savoy, Circuit Court of Cook County, Illinois, Chancery Division, No. 97 CH 13392 [DISMISSED]

     O Mary E. O'Donnell v. HSN Inc., Barry Diller, Paul G. Allen, Fredric D.
       Rosen, Charles Evans Gerber, David E. Liddle, John A. Pritzker, William
       D. Savoy, Terence M. Strom, and Ticketmaster Group, Inc. Circuit Court of Cook County, Illinois, Chancery Division, No. 97 CH 13411

     O Ari Parnes v. Ticketmaster Group, Inc., Home Shopping Network Inc., Paul
       G. Allen, Peter Barton, Barry Diller, Jonathan Dolgen, James Held, John
       A. Pritzker, Fredric D. Rosen, and William D. Savoy, Circuit Court of Cook County, Illinois, Chancery Division, No. 97 CH 14086

     O Brickell Partners, a Florida Partnership v. Paul G. Allen, Fredric D.
       Rosen, Jonathan Dolgen, Peter Barton, John A. Pritzker, William D. Savoy, and HSN, Inc., Circuit Court of Cook County, Illinois, Chancery Division, No. 97 CH 13537

     O Tiger Options, LLC v. Ticketmaster Group, Inc., Barry Diller, Paul Allen,
       David E. Liddle, William D. Savoy, Fredric D. Rosen, John A. Pritzker, Terence M. Strom, James Held, and Home Shopping Network, Inc., Superior Court of the State of California, County of Los Angeles, No. BC 180045

     O Curt C. Bender, Trustee, On Behalf of Himself and All Other Similarly
       Situated v. Ticketmaster Group, Inc., Barry Diller, Paul Allen, David E. Liddle, William D. Savoy, Fredric Rosen, John A. Pritzker, Terence M. Strom, James Held, and Home Shopping Network, Inc. Does 1-25, Superior Court of the State of California, County of Los Angeles, No. BC 181006

     The complaints, all of which are substantially similar, challenge the offer by USA Networks, Inc. ("USAi") (formerly Home Shopping Network, Inc.) to acquire the remaining shares in the Company which it does not already own and allege that the consideration offered by USAi is inadequate and that the defendants have breached their fiduciary duties to the plaintiffs and the class of shareholders of the Company which they claim to represent. The cases seek to enjoin the proposed transaction and ask for unspecified damages. The three pending Illinois cases have been consolidated, and the plaintiffs in one of the California cases have agreed to stay proceedings in that case pending the outcome of the Illinois cases. The Company believes that all the lawsuits are without merit and intends to vigorously defend the claims asserted.

     From time to time, federal, state and local authorities commence investigations or inquiries with respect to the Company's compliance with applicable antitrust, consumer protection, deceptive advertising, unfair business practice and other laws. The Company has historically cooperated in and satisfactorily resolved each such investigation or inquiry.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of its fiscal year ended January 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

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

     The Common Stock is traded on the Nasdaq National Market under the symbol "TKTM." The following table sets forth the range of the high and low closing sale prices of the Common Stock, for the fiscal quarter indicated, as reported on the Nasdaq National Market:

                                                              HIGH      LOW
                                                              ----      ---
Fiscal 1997
  Fourth Quarter (from November 18, 1996)...................  $15       $10 1/4
Fiscal 1998
  First Quarter.............................................   14 5/8    11 3/4
  Second Quarter............................................   17 3/4    11 5/8
  Third Quarter.............................................   25        16
  Fourth Quarter............................................   24 1/2    20 7/8

     As of April 20, 1998, there were 26,251,440 shares of Common Stock outstanding, held by approximately shareholders of record.

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

     On March 20, 1998, USAi and Ticketmaster entered into a definitive merger agreement pursuant to which USAi will acquire each share of Ticketmaster not owned by USAi at the time of the merger for .563 of a USAi common share (1.126 shares after giving effect to the USAi 2-for-1 stock split paid to USAi shareholders on March 26, 1998). The transaction is subject to approval by Ticketmaster shareholders.

ITEM 6. SELECTED FINANCIAL DATA

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

                            SELECTED FINANCIAL DATA

                            HISTORICAL AND PRO FORMA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                                    PRO FORMA
                                                                                                                   FISCAL YEAR
                                                                      YEAR ENDED JANUARY 31,                          ENDED
                                                  --------------------------------------------------------------   JANUARY 31,
                                                     1994         1995         1996         1997         1998         1998
                                                  ----------   ----------   ----------   ----------   ----------   -----------
Consolidated Businesses
  Revenue.......................................  $  146,640   $  182,950   $  161,250   $  230,961   $  340,980   $  361,697
  Operating income..............................       7,763        4,045        2,710       13,663       29,525       32,140
  Net income (loss).............................          40       (6,678)      (8,095)       1,792        8,147        9,582
  Basic earnings (loss) per share...............  $      .01   $     (.44)  $     (.53)  $      .10   $      .32   $      .37
  Diluted earnings (loss) per share.............         .01         (.44)        (.53)         .10          .31          .36
Unconsolidated Businesses
  Revenue.......................................  $   41,812   $   69,269   $   80,053   $   67,541   $   35,511   $   20,587
  Operating income..............................       3,845        4,712        8,690        9,398        4,247          929
  Pretax income.................................       3,738        3,632        7,443        8,859        4,648          531
  Ticketmaster's share of net income (loss).....       1,577        1,360        1,458        3,605        1,240         (302)
SUPPLEMENTAL INFORMATION:
Number of tickets sold:
Consolidated Businesses.........................      38,655       42,458       37,619       45,530       61,890       66,397
Unconsolidated Businesses.......................      12,194       13,156       15,497       14,491        8,297        4,396
                                                  ----------   ----------   ----------   ----------   ----------   ----------
Managed Businesses..............................      50,849       55,614       53,116       60,021       70,187       70,793
                                                  ==========   ==========   ==========   ==========   ==========   ==========
Gross dollar value of ticket sales:
Consolidated Businesses.........................  $1,001,098   $1,308,310   $1,116,660   $1,370,709   $2,055,702   $2,196,499
Unconsolidated Businesses.......................     282,274      345,491      414,918      409,646      234,465      122,035
                                                  ----------   ----------   ----------   ----------   ----------   ----------
Managed Businesses..............................  $1,283,372   $1,653,801   $1,531,578   $1,780,355   $2,290,167   $2,318,534
                                                  ==========   ==========   ==========   ==========   ==========   ==========
Total revenues:
Consolidated Businesses.........................  $  146,640   $  182,950   $  161,250   $  230,961   $  340,980   $  361,697
Unconsolidated Businesses.......................      41,812       69,269       80,053       67,541       35,511       20,587
                                                  ----------   ----------   ----------   ----------   ----------   ----------
Managed Businesses..............................  $  188,452   $  252,219   $  241,303   $  298,502   $  376,491   $  382,284
                                                  ==========   ==========   ==========   ==========   ==========   ==========
EBITDA(1)
Consolidated Businesses.........................  $   15,585   $   15,986   $   10,577   $   22,602   $   52,581   $   58,832
Unconsolidated Businesses.......................       8,671        9,774       13,091       13,426        6,910        2,247
                                                  ----------   ----------   ----------   ----------   ----------   ----------
Managed Businesses..............................  $   24,256   $   25,760   $   23,668   $   36,028   $   59,491   $   61,079
                                                  ==========   ==========   ==========   ==========   ==========   ==========
Attributable EBITDA(2)..........................  $   18,235   $   19,503   $   15,222   $   28,299   $   55,310   $   58,329
Net cash provided by (used in) operating
  activities:
Consolidated Businesses.........................  $   14,571   $   12,309   $   (3,068)  $   15,585   $   34,147   $   39,193
Unconsolidated Businesses.......................       6,439       15,761       17,658       11,806       13,158        7,745
                                                  ----------   ----------   ----------   ----------   ----------   ----------
Managed Businesses..............................  $   21,010   $   28,070   $   14,590   $   27,391   $   47,305   $   46,938
                                                  ==========   ==========   ==========   ==========   ==========   ==========
Net cash used in investing activities:
Consolidated Businesses.........................  $   (6,250)  $  (14,553)  $   (9,452)  $  (43,752)  $  (52,627)  $  (51,443)
Unconsolidated Businesses.......................      (4,654)      (1,772)      (6,508)      (4,775)      (9,948)      (3,900)
                                                  ----------   ----------   ----------   ----------   ----------   ----------
Managed Businesses..............................  $  (10,904)  $  (16,325)  $  (15,960)  $  (48,527)  $  (62,575)  $  (55,343)
                                                  ==========   ==========   ==========   ==========   ==========   ==========
Net cash provided by (used in) financing
  activities:
Consolidated Businesses.........................  $   (2,732)  $   15,086   $    7,772   $   55,096   $   35,920   $   36,555
Unconsolidated Businesses.......................      (5,406)      (9,133)      (5,011)      (4,810)      (1,373)      (2,008)
                                                  ----------   ----------   ----------   ----------   ----------   ----------
Managed Businesses..............................  $   (8,138)  $    5,953   $    2,761   $   50,286   $   34,547   $   34,547
                                                  ==========   ==========   ==========   ==========   ==========   ==========

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

(2) Defined as Ticketmaster's pro rata share in the results of its Consolidated Businesses and Unconsolidated Businesses' revenue less operating costs before interest, taxes, depreciation and amortization. EBITDA does not represent cash flows from operations, as defined by generally accepted accounting principles, and should not be considered to be an alternative to net income as an indicator of operating performance or to cash flows from operations as a measure of liquidity. Management believes that an EBITDA presentation is an important factor in evaluating the amount of cash available for repayment of debt, future investments and dividends and in determining cash available for future distributions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Management's discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and related Notes thereto.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

     The Company has made forward-looking statements in this document that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations, and include statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates" or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The following important factors, in addition to those discussed elsewhere in this document and in the documents which are incorporated by reference, and in other public filings, press releases and discussions with Company management, could affect the future results and could cause these results to differ materially from those expressed in our forward-looking statements: material adverse changes in economic conditions generally or in the markets served by the Company; material changes in inflation; future regulatory and legislative actions affecting the company's industry; competition from others; product demand and market acceptance; the ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; the ability to expand into and successfully operate in foreign markets; and obtaining and retaining skilled workers.

GENERAL

     The Company seeks to optimize the performance of each of the Managed Businesses regardless of its percentage ownership. The Company provides the same scope of ticket inventory control and management, distribution and dedicated marketing and support services to its unconsolidated businesses as it does to its wholly and majority owned operating subsidiaries. Consequently, certain aspects of the performance of the Managed Businesses are better understood by measuring their performance as a whole without regard to the Company's ownership interest. Where relevant, certain aspects of the performance of the Managed Businesses are also discussed with regard to the Consolidated Businesses and Unconsolidated Businesses separately.

     The Company believes that a meaningful measure of its operating results, in addition to those of the Company on a historical consolidated basis, is a period to period comparison of the results of the Managed Businesses. Furthermore, in order to obtain a better understanding of the factors affecting the Company's performance, additional operating data is presented to show the Company's attributable beneficial interest in (i.e., its pro rata share of the results of) the Managed Businesses regardless of whether or not fully consolidated.

     During fiscal 1998, the Company made several acquisitions of third party interests in certain of the Company's joint ventures and licensees. Comparisons of results of operations have been significantly affected by these acquisitions.

REVENUES

     Historically, ticket operation revenues are primarily comprised of convenience charges which the Company generates by providing clients with access to the Company's extensive distribution capabilities including Company-owned call centers, an independent network of sales outlets remote to the client's box office and non-traditional distribution channels such as the Internet. Other components of ticket operations revenue include handling fees attributed to the sale and distribution of tickets through channels other than remote sales outlets and licensing fees. Supplemental revenues are generated through the development of integrated marketing programs designed to provide a strategic partner with access to the Company's extensive distribution capabilities and media assets such as Live! magazine and Ticketmaster Online. Additional sponsorship and promotion opportunities exist through call center music on hold, ticketbacks, inserts and ticket envelopes. The Company also generates revenues from the sale of ticketing systems to licensees and other third party users, which revenues historically have averaged between 1% and 2% of total revenues on an annual basis.

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

     The average revenue per ticket will vary as a result of the amount of convenience charges earned on each ticket. The amount of the convenience charge typically varies based upon numerous factors, including the type of event and whether the ticket is purchased at a retail sales outlet, through call centers, or via the Internet, as well as the services to be rendered to the client, the amount and cost of equipment to be installed at the client's facility and the amount of advertising and/or promotional allowances to be provided by the Company. Generally, contracts with clients provide for scheduled increases in convenience charges during the term of the contract.

     The sale of tickets for an event often commences several months prior to the date of the event. The Company recognizes ticket operation revenue when the ticket is sold. If an event is likely to be canceled, an allowance is established in the financial statements for potential convenience charge refunds. Except for major league sports' work stoppages, the losses attributable to cancellations have been very limited because most events are postponed and rescheduled rather than canceled.

     Additional revenue is generated through the sale of automated concession inventory control systems which are manufactured by Pacer/CATS/CCS and marketed to movie theatres, stadiums, arenas and general admission facilities. Revenue is principally recognized from the sale of software and hardware.

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

     The Company also operates Entertainment To Go ("ETG"), a merchandising business designed to leverage the Company's inbound call center traffic, its database of consumers and its relationships with the music and entertainment industries to sell generally at retail prices music, tour and entertainment related merchandise products to consumers.

OPERATING COSTS

     The Company records ticket operations costs specifically associated with the distribution of tickets sold through its system. The largest components of these operating costs are payroll, telecommunication charges, data communication costs and commissions paid on tickets distributed through outlets away from the box office, along with the clients' share of convenience and handling charges, and other expenses with lesser components including ticket stock and postage. These costs are primarily variable in nature. Direct payroll costs relate to the Company's call centers, which are located throughout the U.S., and in the U.K., Canada, Australia, Mexico, Argentina, Chile and Ireland. Outlet commissions are paid to grocery store/supermarkets, department stores, music chains and other independent retail locations in exchange for their providing space and personnel to service ticket purchases. The participation, if any, by clients in the Company's revenues from convenience and handling charges and other revenues is set forth in the Company's contracts with its clients.

     Costs incurred from the manufacturing and distribution of automated concession inventory control systems include research and development, inventory procurement, payroll and distribution expenses. These costs are primarily variable in nature and fluctuate based upon the number of systems installed on an annual basis.

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

     Because many operating expenses such as those attributable to technology support, sales and marketing, human resources management and other administrative functions are not allocable to specific businesses, they are recorded as corporate general and administrative expenses. These cost characteristics of maintaining the Company's Consolidated Businesses differ from the cost characteristics of the Unconsolidated Businesses; consequently, Consolidated Businesses have higher costs of services as a percentage of revenue than Unconsolidated Businesses.

OTHER

     Although the Company collects ticket receipts, representing the full ticket sale price, on behalf of its clients, it only records as revenue the convenience charges and handling fees included in the ticket sales price. The remainder of the ticket sales price constitutes funds being held on behalf of clients, which the Company is obligated to remit to its clients at times specified by contracts with each client. As a result, a significant portion of the Company's cash, accounts receivable and accounts payable relates to funds received and held on behalf of clients. Accounts payable clients primarily represent the ticket proceeds payable to its clients, which are paid according to the terms specified in each contract, typically weekly. Accounts receivable ticket proceeds primarily represent the portion of ticket proceeds, including the convenience charges, due the Company from its independent outlets and from credit card companies. The Company's contracts with outlets set forth payment terms, generally ranging from daily to weekly, which together with other collection procedures virtually eliminate losses from these receivables.

PRO FORMA FINANCIAL INFORMATION

     As described in Note 4 of the Consolidated Financial Statements, the Company acquired ownership interests in Ticketmaster operating entities from certain joint venture partners, minority shareholders and licensees during fiscal 1998. Accordingly, the following pro forma financial information has been prepared to illustrate the effects of these acquisitions. The pro forma financial information does not purport to represent what the Company's results of operations actually would have been assuming the acquisitions had been made as of February 1, 1997. The pro forma adjustments are based on currently available information and upon certain assumptions that management believes are reasonable under certain circumstances. The pro forma financial information and accompanying notes should be read in conjunction with the Consolidated Financial Statements and related Notes thereto.

                            TICKETMASTER GROUP, INC.

                   PRO FORMA COMBINED STATEMENT OF OPERATIONS
                       FISCAL YEAR ENDED JANUARY 31, 1998
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                TICKETMASTER    ACQUIRED
                                                CONSOLIDATED   TICKETING     PRO FORMA      COMBINED
                                                 BUSINESSES    BUSINESSES   ADJUSTMENTS     PRO FORMA
                                                ------------   ----------   -----------    -----------
Revenues:
  Ticketing operations........................  $   295,419     $20,796       $   (79)(1)  $   316,136
  Concession control systems..................       30,036                                     30,036
  Publications................................       13,067                                     13,067
  Merchandising...............................        2,458                                      2,458
                                                -----------     -------       -------      -----------
                                                    340,980      20,796           (79)         361,697
Operating costs, expenses and other items:
  Ticketing operations........................      169,007      10,839           (79)(1)      179,767
  Ticketing selling, general and                     49,957       3,706                         53,663
     administrative...........................
  Concession control systems operations.......       16,900                                     16,900
  Concession control systems selling, general        10,911                                     10,911
     and administrative.......................
Publications..................................       17,753                                     17,753
Merchandising.................................        2,375                                      2,375
Corporate general and administrative..........       21,496                                     21,496
Depreciation..................................       10,561         505                         11,066
Amortization of goodwill......................        4,692          14           496(2)         5,202
Amortization of other.........................        9,220         465           428(2)        10,113
Equity in net (income) loss of unconsolidated        (1,417)      1,728                            311
  affiliates..................................
                                                -----------     -------       -------      -----------
  Operating income............................       29,525       3,539          (924)          32,140
Other expenses:
  Interest expense, net.......................        9,560         (45)          690(3)        10,205
  Minority interests..........................          (65)       (240)                          (305)
                                                -----------     -------       -------      -----------
     Income before income taxes...............       20,030       3,824        (1,614)          22,240
  Income tax provision........................       11,883         484           291(4)        12,658
                                                -----------     -------       -------      -----------
     Net income...............................  $     8,147     $ 3,340       $(1,905)     $     9,582
                                                ===========     =======       =======      ===========
  Basic earnings per share....................         0.32                                $      0.37
                                                ===========                                ===========
     Diluted earnings per share...............  $      0.31                                $      0.36
                                                ===========                                ===========
Basic weighted average number of common shares   25,846,344                                 25,939,305
  outstanding (5).............................
                                                ===========                                ===========
Diluted Weighted average number of common        26,284,555                                 26,377,516
  shares outstanding (5)......................
                                                ===========                                ===========
Supplemental Financial Information:
  EBITDA(6)............................................................................    $    58,832
  Attributable EBITDA(7)...............................................................         58,329
  Net cash provided by operating activities............................................         39,193
  Net cash used in investing activities................................................        (51,443)
  Net cash provided by financing activities............................................         36,555

                            TICKETMASTER GROUP, INC.

           NOTES TO JANUARY 31, 1998 PRO FORMA FINANCIAL INFORMATION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

---------------
(1) Represents the elimination of license fees paid by Canada to Ticketmaster during the year.

(2) Represents amortization arising from the purchased user agreements and excess purchase price paid for the net assets of a joint venture partner's 50% equity interest in Ticketmaster-Northwest and Synchro Systems, joint venture partners' 67% equity interest in Ticketmaster-Southeast and a licensee's 100% equity interest in the Canadian licensee. The purchased user agreements are being amortized using a discounted cash flow method through the expiration date of the underlying contracts, generally ranging from 3 to 10 years. The cost in excess of net assets acquired is being amortized over a 30-year period.

(3) Represents the interest expense resulting from additional borrowings under the Company's Credit Agreement incurred by the Company as if the acquisitions had taken place on February 1, 1997, at rates of interest incurred by the Company during the year, approximately 7.0%.

(4) Represents the related income tax effect of the pro forma adjustments utilizing a statutory Federal rate of 34% and a statutory rate for state and foreign taxes based on the rate in the applicable jurisdiction.

(5) Includes the pro forma effect of 1,115,531 common stock equivalents issued in connection with the acquisition of the Canadian licensee for one additional month.

(6) Defined as revenue less operating costs before interest, taxes, depreciation and amortization. EBITDA does not represent cash flows from operations, as defined by generally accepted accounting principles, and should not be considered to be an alternative to net income as an indicator of operating performance or to cash flows from operations as a measure of liquidity. Management believes that an EBITDA presentation is an important factor in evaluating the amount of cash available for repayment of debt, future investments and dividends and in determining cash available for future distributions.

(7) Defined as Ticketmaster's pro rata share of its Consolidated Businesses and Unconsolidated Businesses' revenue less operating costs before interest, taxes, depreciation and amortization. EBITDA does not represent cash flows from operations, as defined by generally accepted accounting principles, and should not be considered to be an alternative to net income as an indicator of operating performance or to cash flows from operations as a measure of liquidity. Management believes that an EBITDA presentation is an important factor in evaluating the amount of cash available for repayment of debt, future investments and dividends and in determining cash available for future distributions.

RESULTS OF OPERATIONS

     The following tables set forth operating results for the Managed Businesses showing the results of the Consolidated Businesses and the Unconsolidated Businesses as a percentage of total revenues. The percentages shown for the Unconsolidated Businesses represent the full balance for each line item and are not reduced by the joint venture ownership interests held by entities other than the Company.

                                                              YEAR ENDED JANUARY 31,
                                                              -----------------------
                                                              1996     1997     1998
                                                              -----    -----    -----
I. CONSOLIDATED BUSINESSES
  Revenue:
     Ticketing operations...................................   96.1%    88.9%    86.7%
     Concession control systems.............................    0.0      5.4      8.8
     Publications...........................................    2.6      4.7      3.8
     Merchandising..........................................    1.3      1.0      0.7
                                                              -----    -----    -----
                                                              100.0    100.0    100.0
                                                              -----    -----    -----
  Operating Costs:
     Ticketing operations...................................   60.2     52.9     49.5
     Ticketing selling, general and administrative..........   17.2     15.5     14.6
     Concession control systems operations..................    0.0      3.2      5.0
     Concession control systems selling, general and
      administrative........................................    0.0      2.6      3.2
     Publications...........................................    5.7      7.8      5.2
     Merchandising..........................................    1.2      0.9      0.7
     Corporate general and administrative...................    9.2      7.3      6.3
     Depreciation...........................................    3.0      2.9      3.1
     Amortization of goodwill...............................    1.2      1.0      1.4
     Amortization of other..................................    1.6      1.7      2.7
     Equity in net income of unconsolidated affiliates......   (0.9)    (1.8)    (0.4)
                                                              -----    -----    -----
          Operating income..................................    1.6      6.0      8.7
  Other (income) expenses:
     Interest expense, net..................................    7.9      5.0      2.8
     Minority interests.....................................    0.2      0.1      0.0
     Gain on sale of unconsolidated affiliate...............    0.0     (1.4)     0.0
                                                              -----    -----    -----
          Income (loss) before income taxes.................   (6.5)     2.3      5.9
  Income tax provision (benefit)............................   (1.4)     1.4      3.5
                                                              -----    -----    -----
          Net income (loss).................................   (5.1)%    0.9%     2.4%
                                                              =====    =====    =====
II. UNCONSOLIDATED BUSINESSES:
  Revenue:
     Ticketing operations...................................   68.9%    80.5%    99.9%
     Concession control systems.............................   28.7     19.2      0.0
     Publications...........................................    2.4      0.3      0.1
                                                              -----    -----    -----
                                                              100.0    100.0    100.0
                                                              -----    -----    -----
  Operating costs:
     Ticketing operations...................................   38.5     45.1     56.2
     Ticketing selling, general and administrative..........   11.5     15.4     24.3
     Concession control systems operations..................   19.9     12.5      0.0
     Concession control systems selling, general and
      administrative........................................   12.3      6.9      0.0
     Publications...........................................    1.4      0.2      0.0
     Depreciation...........................................    3.2      3.0      4.6
     Amortization of goodwill...............................    0.5      0.2      0.0
     Amortization of other..................................    1.8      2.8      2.9
                                                              -----    -----    -----
          Operating income..................................   10.9     13.9     12.0
  Other (income) expenses:
     Interest expense and other.............................    1.2      1.4     (0.2)
                                                              -----    -----    -----
          Income before income taxes........................    9.7%    12.5%    12.2%
                                                              =====    =====    =====

FISCAL YEAR 1998 COMPARED WITH FISCAL YEAR 1997

     The following tables set forth operating results for the Consolidated Businesses and the Unconsolidated Businesses, collectively, the Managed Businesses. The amounts shown for the Unconsolidated Businesses represent the full balance for each line item and do not give effect to the joint venture ownership interests held by entities other than the Company.

                                       YEAR ENDED JANUARY 31, 1997                  YEAR ENDED JANUARY 31, 1998
                                ------------------------------------------   ------------------------------------------
                                CONSOLIDATED   UNCONSOLIDATED    MANAGED     CONSOLIDATED   UNCONSOLIDATED    MANAGED
                                 BUSINESSES      BUSINESSES     BUSINESSES    BUSINESSES      BUSINESSES     BUSINESSES
                                ------------   --------------   ----------   ------------   --------------   ----------
                                                                     (IN THOUSANDS)
Revenues:
  Ticketing operations........    $205,491        $54,401        $259,892      $295,419        $35,476        $330,895
  Concession Control
    Systems...................      12,401         12,964          25,365        30,036             --          30,036
  Publications................      10,769            176          10,945        13,067             35          13,102
  Merchandising...............       2,300             --           2,300         2,458             --           2,458
                                  --------        -------        --------      --------        -------        --------
         Total Revenues.......     230,961         67,541         298,502       340,980         35,511         376,491
                                  --------        -------        --------      --------        -------        --------
Operating costs:
  Ticketing operations........     122,243         30,472         152,715       169,007         19,974         188,981
  Ticketing selling, general
    and administrative........      35,789         10,366          46,155        49,957          8,627          58,584
  Concession control systems
    operations................       7,377          8,462          15,839        16,900             --          16,900
  Concession control systems
    selling, general and
    administrative............       5,995          4,687          10,682        10,911             --          10,911
  Publications................      17,965            128          18,093        17,753             --          17,753
  Merchandising...............       2,141             --           2,141         2,375             --           2,375
  Corporate general and
    administrative............      16,849             --          16,849        21,496             --          21,496
  Depreciation................       6,714          2,012           8,726        10,561          1,647          12,208
  Amortization of goodwill....       2,356            142           2,498         4,692             --           4,692
  Amortization of other.......       3,923          1,874           5,797         9,220          1,016          10,236
                                  --------        -------        --------      --------        -------        --------
         Total operating
           costs..............     221,352         58,143         279,495       312,872         31,264         344,136
                                  --------        -------        --------      --------        -------        --------
                                     9,609        $ 9,398        $ 19,007        28,108        $ 4,247        $ 32,355
                                                  =======        ========                      =======        ========
  Equity in net income of
    unconsolidated
    affiliates................      (4,054)                                      (1,417)
                                  --------                                     --------
  Operating income............      13,663                                       29,525
  Interest expense and
    other.....................      11,808                                        9,495
  Gain on sale of
    unconsolidated
    affiliate.................      (3,195)                                          --
  Income tax provision........       3,258                                       11,883
                                  --------                                     --------
         Net income...........    $  1,792                                     $  8,147
                                  ========                                     ========
Supplemental information:
  EBITDA......................    $ 22,602        $13,426        $ 36,028      $ 52,581        $ 6,910        $ 59,491
                                  ========        =======        ========      ========        =======        ========
  Attributable EBITDA.........                                   $ 28,299                                     $ 55,310
                                                                 ========                                     ========
  Net cash provided by
    operating activities......    $ 15,585        $11,806        $ 27,391      $ 34,147        $13,158        $ 47,305
  Net cash used in investing
    activities................     (43,752)        (4,775)        (48,527)      (52,627)        (9,948)        (62,575)
  Net cash provided by (used
    in) financing
    activities................      55,096         (4,810)         50,286        35,920         (1,373)         34,547

CONSOLIDATED BUSINESSES

     Revenues from ticketing operations increased by $89.9 million, or 44%, to $295.4 million for fiscal 1998 from $205.5 million for fiscal 1997. The increase is primarily attributed to an increase of 36% in the number of tickets sold (from 45.5 million to 61.9 million tickets), and a 6% increase in average per ticket operations revenue (from $4.23 to $4.49). The increase in the number of tickets sold is largely attributed to the acquisition of the Company's Canadian licensee effective March 1997 and acquisitions of joint venture partners' interests in (and subsequent consolidation of) Ticketmaster-Northwest in June 1997 and Ticketmaster-Southeast in August 1997. In addition, the effect of consolidating a full year of operations rather than partial years for each of the fiscal 1997 acquisitions (Delaware Valley, Europe and Indiana) has contributed to the increase in tickets sold.

     Revenues generated from the sales of concession and control systems for the year ended January 31, 1998 and the six months ended January 31, 1997 are included in the results from Consolidated Businesses, while revenues generated for the six months ended July 31, 1996 are included in the Unconsolidated Businesses due to the acquisition of the joint venture partners' interest on July 29, 1996. Accordingly, the discussion and analysis included herein is based upon the increase in combined revenues of the Consolidated Businesses and the Unconsolidated Businesses of $4.7 million, or 18%, to $30.0 million from $25.4 million for the prior year. The increase in revenue is primarily attributed to increased sales from the release of new products to major theatre chains in the United States, Europe and South America.

     Publications revenues increased by $2.3 million, or 21%, to $13.1 million for fiscal 1998 from $10.8 million for fiscal 1997. The increase is primarily attributed to increased subscription revenues resulting from increases in annual subscription rates. In addition, advertising revenue increased resulting from an increase in the aggregate number of advertising pages in the issues of Live! Magazine published during 1998 which were 373 from 351 in 1997 combined with a modest increase in the revenue earned for each advertising page.

     Ticketing operations costs increased by $46.8 million, or 38%, to $169.0 million in fiscal 1998 from $122.2 million in fiscal 1997. This increase is attributed to the increase in ticketing operations revenues as these costs are primarily variable in nature. Ticketing operations costs decreased as a percentage of ticketing operations revenues to 57% in fiscal 1998 from 59% in fiscal 1997. Much of this decrease is attributed to increased revenue per ticket, which is primarily related to increased sponsorship and promotion activities that yields higher margins, combined with an increase in the number of tickets sold along with operating efficiencies resulting from investments in technological developments inclusive of new digital phone switches and upgrades of computer hardware and software in the call centers.

     Ticketing selling, general and administrative costs increased by $14.2 million, or 40%, to $50.0 million in fiscal 1998 from $35.8 million in fiscal 1997. This increase is primarily attributed to the increase in territories serviced by Consolidated Businesses resulting from the acquisitions of its joint venture partners' interest in (and subsequent consolidation of) the Ticketmaster-Europe operations in June 1996, Ticketmaster-Indiana operations in November 1996, Ticketmaster-Northwest operations in June 1997 and Ticketmaster-Southeast operations in August and December of 1997 and the acquisitions of the Company's Delaware Valley (Philadelphia) licensee in October 1996 and the Canadian licensee effective March 1997. Lastly, the increase is partly attributed to cost incurred for start up operations in South American territories. Ticketing selling, general and administrative costs remained consistent at 17% as a percentage of ticketing operations revenue from year to year.

     The operating costs of concession and control systems increased by $1.1 million, or 7%, to $16.9 million for fiscal 1998 from $15.8 million for fiscal 1997. As a percentage of revenue, these expenses decreased from 62% to 56%, which is attributed to a combination of product mix and improvements in the quotation, assembly and delivery process and a reduction in research and development costs. The selling, general and administrative costs of concession and control systems remained relatively constant from fiscal 1997 to fiscal 1998.

     Corporate general and administrative costs increased by $4.7 million, or 28%, to $21.5 million in fiscal 1998 from $16.8 million in fiscal 1997. Much of the increase resulted from increased expenses associated with growth in administrative functions necessary to support the development of the Company's principal businesses, inclusive of recent acquisitions, formation of new joint ventures, additional costs associated with being a publicly traded company and increased activity designed to create integrated marketing opportunities with strategic partners.

     Depreciation increased by $3.9 million, or 58%, to $10.6 million in fiscal 1998 from $6.7 million in fiscal 1997. The increase is attributed to acquisitions (and subsequent consolidation) of interests previously owned by third parties in Ticketmaster's operations in Canada, Ticketmaster-Northwest and Ticketmaster-Southeast. Additionally, the effect of including a full year of depreciation rather than partial years for each of the fiscal 1997 acquisitions (Pacer/CATS/CCS, Delaware Valley, Europe and Indiana) has contributed to the increase.

     Amortization of goodwill increased by $2.3 million, or 96%, to $4.7 million in fiscal 1998 from $2.4 million in fiscal 1997. The increase is attributed to acquisitions (and subsequent consolidation) of interests previously owned by third parties in Ticketmaster's operations in Canada, Ticketmaster-Northwest and Ticketmaster-Southeast. Additionally, the effect of including a full year of amortization rather than partial years for each of the fiscal 1997 acquisitions (Pacer/CATS/CCS, Delaware Valley, Europe and Indiana) has contributed to the increase.

     Other amortization increased by $5.3 million, or 135%, to $9.2 million in fiscal 1998 from $3.9 million in fiscal 1997. The increase is attributed to the acquisitions (and subsequent consolidation) of interests previously owned by third parties in Ticketmaster's operations in Canada, Ticketmaster-Northwest and Ticketmaster-Southeast. Additionally, the effect of including a full year of amortiziation rather than partial years for each of the fiscal 1997 acquisitions (Delaware Valley, Europe and Indiana) has contributed to the increase.

     Consolidated interest expense net of interest income and other expense decreased by $2.3 million, or 20%, to $9.5 million in fiscal 1998 versus $11.8 million in fiscal 1997. The decrease is primarily attributed to lower borrowing levels and further offset by an increase in interest income resulting from higher cash balances invested during the 1998 fiscal year.

     In the prior year, the Company recognized a gain from the sale of its interest in an unconsolidated affiliate of $3.2 million.

     Income tax expense, measured as a percentage of pre-tax income, decreased from 65% in fiscal 1997 to 59% in fiscal 1998. The high effective tax rate is primarily attributed to non-deductible amortization resulting from acquisitions and effective international tax rates, which are higher than those in the U.S.

     As a result of the foregoing, the Company's net income increased by $6.4 million, or 355%, to $8.1 million in fiscal 1998 from $1.8 million in fiscal 1997.

  UNCONSOLIDATED BUSINESSES

     Revenues from ticket operations decreased by $18.9 million, or 35%, to $35.5 million in fiscal 1998 from $54.4 million in fiscal 1997. This decrease is primarily attributed to a decrease of 43% in the number of tickets sold (from
14.5 million to 8.3 million tickets) offset by an increase in average per ticket operation revenue of 14% (from $3.75 to $4.28). The decrease in the number of tickets sold by Unconsolidated Businesses is attributed to the acquisition by the Company of its partners' joint venture interests (and thus inclusion of operating results in Consolidated Businesses rather than Unconsolidated Businesses) in the Ticketmaster-Northwest and Ticketmaster-Southeast operations during fiscal 1998. In addition, during fiscal 1997, the Company acquired its interests in the Ticketmaster Europe and Indiana operations; thus there were partial years of operations included in the fiscal 1997 results; whereas, the operating results of those two business are included in Consolidated Businesses for the full year of fiscal 1998.

     The discussion and analysis with respect to results of operations from concession control systems is included in Consolidated Businesses.

     Ticketing operations costs decreased by $10.5 million, or 34%, to $20.0 million in fiscal 1998 from $30.5 million in fiscal 1997. This decrease is attributed to the decrease in ticketing operations revenues of 35%, as these costs are primarily variable in nature.

     Ticketing selling, general and administrative costs decreased by $1.7 million, or 17%, to $8.6 million in fiscal 1998 from $10.4 million in fiscal 1997. This decrease is primarily attributed to the acquisition by the Company of its partners' joint venture interest (and this inclusion of operating results in Consolidated Businesses rather than Unconsolidated Businesses) in the Ticketmaster-Europe and Indiana operations in June and November 1996, respectively, and in the Ticketmaster-Northwest and Southeast operations in June and August 1997, respectively.

     Depreciation decreased by $0.4 million, or 18%, to $1.6 million in fiscal 1998 from $2.0 million in fiscal 1997. The decrease is attributed to the acquisition by the Company of its partners' Joint Venture interests (and thus inclusion of operating results in Consolidated Businesses rather than Unconsolidated Businesses) in the Ticketmaster-Northwest and Southeast operations during fiscal 1998. In addition, during fiscal 1997, the Company acquired its interests in the Pacer/CATS/CCS and in Ticketmaster Europe and Indiana operations; thus, there were partial years of operations included in the fiscal 1997 results; whereas, the operating results of those three businesses are included in Consolidated Businesses for the full year of fiscal 1998.

     Other amortization decreased by $0.9 million, or 46%, to $1.0 million in fiscal 1998 from $1.9 million in fiscal 1997. The decrease is attributed to the acquisition by the Company of its partners' joint venture interests (and thus inclusion of operating results in Consolidated Businesses rather than Unconsolidated Businesses) in the Ticketmaster-Northwest and Ticketmaster-Southeast operations during fiscal 1998. In addition, during fiscal 1997, the Company acquired its interests in the Ticketmaster Europe and Indiana operations; thus there were partial years of operations included in the fiscal 1997 results; whereas, the operating results of those two businesses are included in Consolidated Businesses for the full year of fiscal 1998.

  MANAGED BUSINESSES

     Aggregate revenues for the Managed Businesses increased by $78.0 million, or 26%, to $376.5 in fiscal 1998 from $298.5 million in fiscal 1997, principally as a result of an increase of $71.0 million, or 27%, to $330.9 million in ticket operations revenue.

     EBITDA for the Managed Businesses increased by $23.5 million, or 65%, to $59.5 million in fiscal 1998 from $36.0 million in fiscal 1997, principally as a result of an increase of $22.3 million in ticketing operations income net of ticketing operations and selling, general and administrative costs.

FISCAL YEAR 1997 COMPARED WITH FISCAL YEAR 1996

     The following tables set forth operating results for the Consolidated Businesses and the Unconsolidated Businesses, collectively, the Managed Businesses. The amounts shown for the Unconsolidated Businesses represent the full balance for each line item and do not give effect to the joint venture ownership interests held by entities other than the Company.

                                      YEAR ENDED JANUARY 31, 1996                  YEAR ENDED JANUARY 31, 1997
                               ------------------------------------------   ------------------------------------------
                               CONSOLIDATED   UNCONSOLIDATED    MANAGED     CONSOLIDATED   UNCONSOLIDATED    MANAGED
                                BUSINESSES      BUSINESSES     BUSINESSES    BUSINESSES      BUSINESSES     BUSINESSES
                               ------------   --------------   ----------   ------------   --------------   ----------
                                                                   (IN THOUSANDS)
Revenues:
  Ticketing operations.......    $154,851        $55,129        $209,980      $205,491        $54,401        $259,892
  Concession Control
     Systems.................          --         22,985          22,985        12,401         12,964          25,365
  Publications...............       4,198          1,939           6,137        10,769            176          10,945
  Merchandising..............       2,201             --           2,201         2,300             --           2,300
                                 --------        -------        --------      --------        -------        --------
          Total Revenues.....     161,250         80,053         241,303       230,961         67,541         298,502
                                 --------        -------        --------      --------        -------        --------
Operating costs, expenses and
  other items:
  Ticketing operations.......      97,147         30,836         127,983       122,243         30,472         152,715
  Ticketing selling, general
     and administrative......      27,748          9,232          36,980        35,789         10,366          46,155
  Concession control
     systems operations......          --         15,912          15,912         7,377          8,462          15,839
  Concession control
     systems selling, general
     and administrative......          --          9,834           9,834         5,995          4,687          10,682
  Publications...............       9,129          1,148          10,277        17,965            128          18,093
  Merchandising..............       1,891             --           1,891         2,141             --           2,141
  Corporate general and
     administrative..........      14,758             --          14,758        16,849             --          16,849
  Depreciation...............       4,868          2,599           7,467         6,714          2,012           8,726
  Amortization of goodwill...       1,925            380           2,305         2,356            142           2,498
  Amortization of other......       2,595          1,422           4,017         3,923          1,874           5,797
                                 --------        -------        --------      --------        -------        --------
          Total operating
            costs............     160,061         71,363         231,424       221,352         58,143         279,495
                                 --------        -------        --------      --------        -------        --------
                                    1,189        $ 8,690        $  9,879         9,609        $ 9,398        $ 19,007
                                                 =======        ========                      =======        ========
  Equity in net income of
     unconsolidated
     affiliates..............      (1,521)                                      (4,054)
                                 --------                                     --------
  Operating income...........       2,710                                       13,663
  Interest expense and
     Other...................      13,055                                       11,808
  Gain on sale of
     unconsolidated
     affiliate...............          --                                       (3,195)
  Income tax provision
     (benefit)...............      (2,250)                                       3,258
                                 --------                                     --------
  Net (loss) income..........    $ (8,095)                                    $  1,792
                                 ========                                     ========
  Supplemental Information:
     EBITDA..................    $ 10,577        $13,091        $ 23,668      $ 22,602        $13,426        $ 36,028
                                 ========        =======        ========      ========        =======        ========
     Attributable EBITDA.....                                   $ 15,222                                     $ 28,299
                                                                ========                                     ========
     Net cash provided by
       (used in) operating
       activities............    $ (3,068)       $17,658        $ 14,590      $ 15,585        $11,806        $ 27,391
     Net cash used in
       investing
       activities............      (9,452)        (6,508)        (15,960)      (43,752)        (4,775)        (48,527)
     Net cash provided by
       (used in) financing
       activities............       7,772         (5,011)          2,761        55,096         (4,810)         50,286

CONSOLIDATED BUSINESSES

     Revenues from ticketing operations increased by $50.6 million, or 33%, to $205.5 million for fiscal 1997 from $154.9 million for fiscal 1996. The increase is attributed to an increase of 21% in the number of tickets sold (from 37.6 million to 45.5 million tickets), a 5% increase in average per ticket revenue (from $4.01 to $4.23) and an increase in sponsorship and promotions revenue. The increase in the number of tickets sold is largely attributed to the acquisition of the Company's Nashville and Delaware Valley (Philadelphia) licensees in February 1996 and October 1996, respectively, acquisitions of Joint Venture partners' interests in (and subsequent consolidation of) the Ticketmaster Europe operations in June 1996 and Ticketmaster Indiana operations in November 1996, and an overall increase in the number of events made available for sale to the consumer and subsequent demand for live entertainment events. Increased sponsorship and promotions revenue is primarily attributed to an increase in activity with strategic marketing partners resulting from the Company's efforts to create integrated marketing opportunities around live events, its call centers, ticket stock and envelopes and event promotional material and in additional media outlets such as Ticketmaster Online and Ticketmaster Travel.

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

     Revenues generated by concession and control systems for the six months ended January 31, 1997 are included in Consolidated Businesses while the revenues generated for the first six months ended July 31, 1996 are included in Unconsolidated Businesses due to the acquisition of the joint venture partner's interest on July 29, 1996. Accordingly, the discussion and analysis included herein is based upon the increase in combined revenues of the Consolidated Businesses and the Unconsolidated Businesses of $2.4 million, or 10%, to $25.4 million from $23.0 million for the prior year. The increase is primarily attributed to increased sales from the release of new products. The combined operating costs of concession and control systems remained consistent at $15.9 million in both years. As a percentage of revenue, these expenses decreased from 69% to 62%, which decrease is attributed to a combination of product mix and improvements in the quotation, assembly and delivery processes. The combined selling, general and administrative costs of concession and control systems increased by $0.8 million, or 9%, to $10.7 million in fiscal 1997 from $9.8 million in fiscal 1996. The increase is attributed to legal costs associated with the MovieFone complaint. See Item 3 -- "Legal Proceedings."

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

     Other amortization increased by $1.3 million, or 51%, to $3.9 million in fiscal 1997 from $2.6 million in fiscal 1996. The increase is attributed to the acquisitions (and subsequent consolidation) of interests previously owned by third parties in Ticketmaster's operations in Europe, Delaware Valley, Indiana, Florida and Texas.

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

  UNCONSOLIDATED BUSINESSES

     Revenues from ticket operations decreased by $0.7 million, or 1%, to $54.4 million in fiscal 1997 from $55.1 million in fiscal 1996. This decrease is primarily attributed to a decrease of 6% in the number of tickets sold (from
15.5 million to 14.5 million tickets) offset by an increase in average per ticket operation revenue of 6% (from $3.56 to $3.75). The decrease in the number of tickets sold by Unconsolidated Businesses is largely attributed to the reacquisition by the Company of its partners' joint venture interests (and thus inclusion of operating results in Consolidated Businesses rather than Unconsolidated Businesses) in the Ticketmaster Europe and Indiana operations in June and November 1996, respectively, offset by the acquisition of 50% of the business of the Company's Australian licensee in December 1995. The 6% increase in average revenue per ticket is comparable to the 6% increase in average gross price per ticket of tickets sold (from $26.77 to $28.27), which is the result of both inflation and varying ticket prices between markets.

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

     Depreciation decreased by $0.6 million, or 23%, to $2.0 million in fiscal 1997 from $2.6 million in fiscal 1996. The decrease is attributed to the reacquisition by the Company of its partners' joint venture interests (and thus inclusion of operating results in Consolidated Businesses rather than Unconsolidated Businesses) in the Ticketmaster Europe and Indiana operations in June and November 1996, respectively, which was partially offset by the acquisition of 50% of the business of the Company's Australian licensee, achieved through the formation of Joint Ventures in December 1995.

     Amortization of goodwill decreased by $0.2 million, or 63%, to $0.1 million in fiscal 1997 from $0.4 million in fiscal 1996. The decrease is attributed to the reacquisition by the Company of its partners' Joint Venture interests (and thus inclusion of operating results in Consolidated Businesses rather than Unconsolidated Businesses) in the Ticketmaster Europe and Indiana operations in June and November 1996, respectively, which was partially offset by the acquisition of 50% of the business of the Company's Australian licensee, achieved through the formation of Joint Ventures in December 1995.

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

     Net cash provided by operating activities was $34.1 million in fiscal 1998 compared with $15.6 million in fiscal 1997. This change primarily reflects an increase in operating income.

     As of January 31, 1998, the Company had cash and cash equivalents of $26.1 million for its own account, separate from funds held in accounts on behalf of venues and promoters and working capital of $9.4 million.

     Net cash used in investing activities was $52.6 million in fiscal 1998 compared with $43.8 million in fiscal 1997. This change primarily reflects cash used to fund the acquisition and formation of new ventures net of cash acquired of $35.7 million (as described in Notes 3 and 4 to the Consolidated Financial Statements) and investments in equipment and improvements of $16.7 million.

     Excluding the acquisitions and formations of new venture investment activity, the Company expects its capital expenditures to approximate $20.0 million in fiscal 1999. These expenditures are designed to take advantage of technological developments which enhance productivity and contain costs, expansion of existing capacity and additional growth opportunities which management determines as necessary in order to maintain the Company's competitive position or otherwise achieve its business strategies. The Company plans on investing some of these funds to develop new markets in the U.S., Australia and South America, and in developing new business opportunities, specifically in becoming a provider of outsourced telephone-based call center services.

     Net cash provided by financing activities was $35.9 million in fiscal 1998 compared to $55.1 million in fiscal 1997. This change primarily reflects proceeds received in fiscal 1997 from the Company's Initial Public Offering net of amounts used to reduce a portion of the outstanding indebtedness under the Company's bank lending facilities and other long term debt versus net borrowings from the Company's bank lending facilities in fiscal 1998 to partially fund acquisitions. The change also reflects proceeds of $5.2 million from the exercise of stock options.

     Amounts available under the Credit Agreement are limited to the lower of the commitment amount or a borrowing base calculated as a multiple of cash flows as defined in the Credit Agreement. As of January 31, 1998, the Company had $142 million in outstanding bank borrowings under its $165 million revolving bank credit line. Amounts available under the credit line decrease to $150 million as of December 31, 1998. As of January 31, 1998, the borrowing base calculation did not restrict the Company's availability under the Credit Agreement. The Company's Credit Agreement contains other covenants and restrictions as to which the Company was in compliance or obtained necessary waivers at January 31, 1998.

     Also as of January 31, 1998, Pacer/CATS/CCS had indebtedness of $7.5 million outstanding under a bank term loan. The loan agreement is secured by all of Pacer/CATS/CCS's assets and contains certain restrictions and covenants with which Pacer/CATS/CCS is in full compliance.

     The Company anticipates that funds from operations and from its bank lending facilities will be sufficient to meet its working capital, capital expenditure and debt service requirements through the expiration of the Credit Agreement (December 31, 1999) and the Pacer/CATS/CCS Credit Agreement (June 30,
1999). However, to the extent that such funds are insufficient, the Company may need to incur additional indebtedness and/or refinance existing indebtedness. The Company's ability to do so may be restricted by borrowing base calculations and other financial covenants described in the Credit Agreement.

SEASONALITY

     The Company's ticketing operations results for its Managed Businesses are occasionally impacted by fluctuations in the availability of events for sale to the public, which varied depending upon scheduling by clients. This, together with the general practice of scheduling the commencement of ticket sales several months prior to event dates, historically tends to benefit the Company's first two fiscal quarters; however, this was not the case in fiscal 1998, due to an increase in live events scheduled for the last two quarters of the fiscal year. Set forth below are quarterly ticket quantities and gross sales for the Managed Businesses for the past three fiscal years:

                             NUMBER OF TICKETS SOLD
                                 (IN THOUSANDS)

                                                         FIRST      SECOND     THIRD      FOURTH
                     FISCAL YEAR                        QUARTER    QUARTER    QUARTER    QUARTER    TOTAL
                     -----------                        --------   --------   --------   --------   ------
1996..................................................   13,509     13,667     12,759     13,181    53,116
1997..................................................   15,268     15,135     14,936     14,682    60,021
1998..................................................   17,564     16,759     18,147     17,717    70,187

                       GROSS DOLLAR VALUE OF TICKET SALES
                                 (IN THOUSANDS)

                                              FIRST      SECOND     THIRD      FOURTH
                FISCAL YEAR                  QUARTER    QUARTER    QUARTER    QUARTER      TOTAL
                -----------                  --------   --------   --------   --------   ----------
1996.......................................  $383,564   $389,791   $379,741   $378,482   $1,531,578
1997.......................................   425,382    444,612    453,232    457,129    1,780,355
1998.......................................   538,985    527,575    622,880    600,727    2,290,167

INFLATION RISK

     General economic inflation has not had a significant impact on the Company's operations during the periods covered by the accompanying Consolidated Financial Statements.

FOREIGN CURRENCY RISK

     As the Company increases its operations in international markets it becomes increasingly exposed to volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on the Company could become complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause the Company to adjust its financing and operating strategies.

     As currency exchange rates change, translation of the income statements of our international businesses into U.S. dollars affects year-over-year comparability of operating results. The Company does not hedge translation risks because cash flows from international operations are generally reinvested locally. Further, the

Company does not enter into hedges to minimize volatility of reported earnings because the Company does not believe it is justified by the attendant cost.

     Foreign exchange gains and losses were not material to the Company's earnings for the last three years.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income" ("SFAS 130") effective for fiscal years beginning after December 15, 1997. The new rules establish standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. The Company will adopt SFAS 130 in fiscal 1999 and does not expect that the adoption will have a material effect on its financial statements.

     In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") effective for fiscal years beginning after December 15, 1997. The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. The Company continues to assess the impact these revised standards will have on existing segment disclosures; however, it does not expect that the adoption in fiscal 1999 will have a material effect on its financial statements.

YEAR 2000

     The widespread use of computer programs that rely on two-digit dates to perform computations and decision-making functions may cause computer systems to malfunction prior to or in the year 2000 and lead to significant business delays and disruptions in the U.S. and internationally. Each of the Company's business units has developed a plan to minimize the impact of this "year 2000 problem" and periodically reports on the status of its efforts to the Company's corporate officers and ultimately the Board of Directors. Pursuant to such plans, each business unit is engaged in the process of identifying programs used by its computer systems that may require modification as a result of the use of such two-digit dates, and has initiated programs to rectify any problems, including upgrading existing software packages, implementing new year 2000 compliant systems or repairing existing software. Each business unit has also begun communications with its significant suppliers to determine the extent to which the Company's operations are vulnerable to those third parties' failure to solve their own year 2000 issues and in this regard, the plan includes vendor compliance certification and selection of secondary sources of supply. Management believes that the costs of resolving potential year 2000 issues will not be material and that the necessary revisions or replacements of material computer systems will be accomplished in a timely manner.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The index to Consolidated Financial Statements and supplementary data required by this item are located on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On August 5, 1997, the Company engaged Ernst & Young LLP as its independent accountant to audit the financial statements of the Company and its subsidiaries for the fiscal year ending January 31, 1998.

     Disagreements with accountants on accounting and financial disclosure:
None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is hereby incorporated by reference the information to appear in Ticketmaster's definitive proxy statement for its 1998 Annual Meeting of Shareholders (the "1998 Proxy Statement") under the captions "Information Concerning Nominees for Election as Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

     There is hereby incorporated by reference the information to appear under the caption "Compensation of Executive Officers" in the 1998 Proxy Statement provided, however, that neither the Report of the Compensation Committee on Executive Compensation nor the Performance Graph set forth therein shall be incorporated by reference herein or in any of Ticketmaster's previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is hereby incorporated by reference the information to appear under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     There is hereby incorporated by reference the information to appear under the caption "Related Party Transactions" in the 1998 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     (1) CONSOLIDATED FINANCIAL STATEMENTS:

         The Index to Consolidated Financial Statements and Supplementary Data is set forth on page F-1 of this report.

     (2) FINANCIAL STATEMENT SCHEDULES:

        Valuation and Qualifying Accounts

     (3) EXHIBITS:

NUMBER
EXHIBIT                           DESCRIPTION
-------                           -----------
 2.1      Agreement of Purchase and Sale of Stock, dated May 13, 1997, among the Company and Ticketmaster Canada Holdings Ltd. and certain parties (5)
 3.1      Amended and Restated Articles of Incorporation of the
          Company (1)
 3.2      Amended and Restated Bylaws of the Company (1)
 4.1      Specimen of Stock Certificate for Common Stock (1)
10.1      Credit Agreement dated as of November 18, 1994 among the
          Company, its lenders and Wells Fargo Bank, National
          Association, as agent (the "Credit Agreement") (1)
10.2      First Amendment to Credit Agreement dated as of January 6,
          1995 (1)
10.3      Second Amendment to Credit Agreement dated as of January 30,
          1995 (1)
10.4      Third Amendment and Limited Waiver to Credit Agreement dated as of April 7, 1995 (1)

NUMBER
EXHIBIT                           DESCRIPTION
-------                           -----------
10.5      Fourth Amendment and Limited Waiver to Credit Agreement
          dated as of August 28, 1995 (1)
10.6      Waiver to Credit Agreement dated as of April 30, 1996 (1)
10.7      Fifth Amendment to Credit Agreement dated as of June 6, 1996
          (1)
10.9      First Amended and Restated Credit Agreement dated as of July
          31, 1996 between Pacer/CATS/ CCS and U.S. Bank of
          Washington, National Association (1)
10.10     Employment Agreement dated as of December 15, 1993 between the Company and Fredric D. Rosen (1, 7)
10.11     Employment Agreement dated as of February 1, 1994 between
          the Company and Marc Bension (1, 7)
10.12     Amendment to Employment Agreement dated as of January 31,
          1996 between the Company and Marc Bension (1, 7)
10.13     Employment Agreement dated as of February 1, 1994 between
          the Company and Ned S. Goldstein (1, 7)
10.14     Employment Agreement dated as of February 1, 1994 between
          the Company and Peter B. Knepper (1, 7)
10.15     Employment Agreement dated as of February 1, 1994 between
          the Company and Ann Mooney (1, 7)
10.16     Employment Agreement dated as of November 1, 1995 between
          the Company and Stuart W. DePina (1, 7)
10.17     Employment Agreement dated as of March 1, 1995 between the
          Company and Judy A. Black (1, 7)
10.18     Employment Agreement dated as of December 1994 between the
          Company and Alan Citron (1, 7)
10.19     Employment Agreement dated as of May 31, 1995 between the
          Company and Claire Rothman (1, 7)
10.20     Employment Agreement dated as of February 1995 between the
          Company and Carole Ference (1, 7)
10.21     Employment Agreement dated as of January 3, 1995 between the
          Company and Annie Gilbar (1, 7)
10.22     Stock Option Agreement, dated December 15, 1993 between the
          Company and Fredric D. Rosen (1, 7)
10.23     Ticketmaster 401 (k) Savings Plan and Trust Agreement, as
          Amended and Restated Effective October 1, 1994 (1, 7)
10.24     Ticketmaster Stock Plan (as amended and restated) (1, 7)
10.25     Covenant Not to Compete, dated November 19, 1993 between the
          Company and Fredric D. Rosen (1)
10.26     Covenant Not to Compete, dated November 19, 1993 between the
          Company and Robert A. Leonard (1)
10.27     Registration Rights Agreement dated as of December 15, 1993 between the Company and Paul Allen (1)
10.28     Registration and Exchange Rights Agreement dated as of
          December 15, 1993 among the Company, HG, Inc., Wells Fargo &
          Company, Rockwood & Co., Richard L. Schulze, Harold S.
          Handelsman and Fredric D. Rosen (1)
10.29     Covenant Not to Compete dated December 15, 1993 among HG
          Inc., the Company and Paul Allen (1)
10.30     Covenant Not to Compete dated December 15, 1993 among
          Fredric D. Rosen, the Company and Paul Allen (1)

NUMBER
EXHIBIT                           DESCRIPTION
-------                           -----------
10.31     Covenant Not to Compete dated December 15, 1993 among Robert
          A. Leonard, the Company and Paul Allen (1)
10.32     Covenant Not to Compete dated December 15, 1993 among
          Fredric D. Rosen and TM Movie Tix, Inc. (1)
10.33     Shareholders' Agreement dated as of December 15, 1993 among the shareholders of the Company (1)
10.34     Form of Indemnity Agreement between the Company and each of its officers and directors (1)
10.35     Development and Services Agreement dated June 29, 1996 by
          and between Ticketmaster Multimedia Holdings, Inc. and
          Starwave Corporation (1)
10.36     Sixth Amendment to Credit Agreement dated as of September
          27, 1996 (1)
10.37     Seventh Amendment and Limited Waiver to Credit Agreement and
          Release of Third Party Pledge Agreement dated as of October
          24, 1996 (1)
10.38     First Amendment to First Amended and Restated Credit
          Agreement dated as of November 14, 1996(2)
10.39     Employment Agreement dated as of October 18, 1996 between
          the Company and Layne Britton (3, 7)
10.40     Employment Agreement dated as of January 1, 1997 between the
          Company and Michael Mischler (3, 7)
10.41     Employment Agreement dated as of February 1, 1997 between
          the Company and Eugene L. Cobuzzi (3, 7)
10.42     Employment Agreement dated as of March 21, 1997 between the
          Company and John Ruscin (3, 7)
10.43     Waiver and Amendment to Credit Agreement dated as of April
          4, 1997 (3)
10.44     Promissory Note Secured by Deed of Trust between TMC Realty
          Holdings Co. and Wells Fargo, National Association (3)
10.45     Employment Agreement dated as of May 2, 1997 between the
          Company and Terry Barnes (4, 7)
10.46     Amendment No. 1 to Employment Agreement dated as of May 15,
          1997 between the Company and Alan Citron (4, 7)
10.47*    Employment Agreement dated February 1, 1997 between the
          Company and Robert Perkins (7)
10.48*    Employment Agreement dated July 1, 1997 between the Company and Tony Tolbert (7)
10.49*    Amendment No. 1 dated September 1997 to Employment Agreement dated March 1, 1997 between the Company and Judy Black (7)
10.50*    Amendment No. 1 dated December 1997 to Employment Agreement dated January 3, 1995 between the Company and Annie Gilbar
          (7)
10.51*    Amendment No. 2 dated February 1, 1998 to Employment
          Agreement dated February 1, 1994 between the Company and
          Marc Bension (7)
10.52*    Amendment No. 1 dated February 1, 1998 to Employment
          Agreement dated February 1, 1994 between the Company and Ann
          Mooney (7)
10.53*    Amendment No. 1 dated February 28, 1998 to Employment
          Agreement dated February 1995 between the Company and Carole
          Ference (7)
10.54*    Employment Agreement dated January 13, 1997 between the
          Company and Daniel R. Goodman (7)
10.55*    Termination Agreement dated October 29, 1997 between the
          Company and Layne Britton (7)
10.56*    Ninth Amendment to Credit Agreement dated as of March 6,
          1998
10.57*    Cooperation, Non-Competition and Confidentiality Agreement
          between the Company and Fredic D. Rosen dated March 9, 1998
          (7)

NUMBER
EXHIBIT                           DESCRIPTION
-------                           -----------
10.58*    Agreement and Plan of Merger By and Among USA Networks,
          Inc., Brick Acquisition Corp. and the Company dated as of
          March 20, 1998
11.1*     Computation of earnings per share
21.1*     Subsidiaries of the Registrant
23.1*     Consent of KPMG Peat Marwick LLP
23.2*     Consent of Ernst &Young LLP
27.1*     Financial Data Schedule
99.1      Release, dated July 5, 1995, of the Antitrust Division of
          the United States Department of Justice (1)
99.2      Press release dated May 15, 1997 (5)
99.3      Award with respect to the MovieFone arbitration (6)
99.4*     Appeals from the United States District Court with respect to alleged antitrust violations dated April 10, 1998

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

(3) Incorporated by reference to the correspondingly numbered exhibit to the Company's Form 10-K for the fiscal year ended January 31, 1997 (File No. 0-21631).

(4) Incorporated by reference to the correspondingly numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1997 (File No. 0-21631).

(5) Incorporated by reference to the correspondingly numbered exhibit to the Company's Form 8-K on May 28, 1997 (File No. 0-21631).

(6) Incorporated by reference to the correspondingly numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1997 (File No. 0-21631).

(7) Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Hollywood, State of California, on April 24, 1998.

                                          TICKETMASTER GROUP, INC.,
                                          an Illinois corporation

                                                 /s/ FREDRIC D. ROSEN

                                          --------------------------------------
                                          By: Fredric D. Rosen
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on April 24, 1998 by the following persons on behalf of the registrant and in the capacities indicated:

                      SIGNATURE                                            TITLE
                      ---------                                            -----

                  /s/ PAUL G. ALLEN                    Chairman of the Board
-----------------------------------------------------
                    Paul G. Allen

                /s/ FREDRIC D. ROSEN                   President, Chief Executive Officer and
-----------------------------------------------------  Director (Principal Executive Officer)
                  Fredric D. Rosen

                /s/ PETER B. KNEPPER                   Senior Vice President and Chief Financial
-----------------------------------------------------  Officer
                  Peter B. Knepper                     (Principal Financial and Accounting Officer)

                  /s/ BARRY DILLER                     Director
-----------------------------------------------------
                    Barry Diller

                  /s/ PETER BARTON                     Director
-----------------------------------------------------
                    Peter Barton

                 /s/ JONATHAN DOLGEN                   Director
-----------------------------------------------------
                   Jonathan Dolgen

                   /s/ JAMES HELD                      Director
-----------------------------------------------------
                     James Held

                /s/ JOHN A. PRITZKER                   Director
-----------------------------------------------------
                  John A. Pritzker

                /s/ WILLIAM D. SAVOY                   Director
-----------------------------------------------------
                  William D. Savoy

                /s/ TERENCE M. STROM                   Director
-----------------------------------------------------
                  Terence M. Strom

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Independent Auditors' Reports...............................  F-2
Consolidated Balance Sheets -- January 31, 1997 and 1998....  F-4
Consolidated Statements of Operations -- Years ended January
  31, 1996, 1997 and 1998...................................  F-5
Consolidated Statements of Shareholders' Equity -- Years
  ended January 31, 1996, 1997 and 1998.....................  F-6
Consolidated Statements of Cash Flows -- Years ended January
  31, 1996, 1997 and 1998...................................  F-7
Notes to Consolidated Financial Statements..................  F-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Ticketmaster Group, Inc.:

We have audited the accompanying consolidated balance sheet of Ticketmaster Group, Inc. and subsidiaries at January 31, 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ticketmaster Group, Inc. and subsidiaries at January 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Los Angeles, California
February 24, 1998, except for Note 13
  as to which the date is April 10, 1998

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Ticketmaster Group, Inc.:

We have audited the accompanying consolidated balance sheet of Ticketmaster Group, Inc. and subsidiaries as of January 31, 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two year period ended January 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ticketmaster Group, Inc. and subsidiaries as of January 31, 1997, and the results of their operations and their cash flows for each of the years in the two year period ended January 31, 1997 in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Los Angeles, California
March 12, 1997

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     ASSETS

                                                                  JANUARY 31,
                                                              --------------------
                                                                1997        1998
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 60,880    $ 76,323
  Accounts receivable, ticket sales.........................    12,014      23,374
  Accounts receivable, other................................     8,884      14,448
  Inventory.................................................     4,093       4,813
  Prepaid expenses..........................................     8,079      11,471
                                                              --------    --------
          Total current assets..............................    93,950     130,429
Property, equipment and leasehold improvements, net.........    32,923      45,419
Investments in and advances to affiliates...................     5,305       3,434
Cost in excess of net assets acquired, net..................    65,074     113,166
Purchased user agreements, net..............................    22,323      29,850
Other assets................................................     5,711       5,152
Deferred income taxes, net..................................     3,948       3,428
                                                              --------    --------
                                                              $229,234    $330,878
                                                              ========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $    190    $    335
  Accounts payable, trade...................................    10,767      11,148
  Accounts payable, clients.................................    35,842      73,549
  Accrued expenses..........................................    18,721      23,325
  Deferred revenue and other................................    12,439      12,640
                                                              --------    --------
          Total current liabilities.........................    77,959     120,997
Long-term debt, net of current portion......................   127,514     158,561
Deferred rent and other.....................................     2,336       1,919
Minority interests..........................................        80         493
Shareholders' equity:
     Preferred stock, no par value, authorized and unissued
      20,000,000 shares.....................................        --          --
     Common stock, no par value, authorized 80,000,000
      shares, issued and outstanding 24,739,715 and
      26,057,215 shares at January 31, 1997 and 1998,
      respectively..........................................        --          --
     Exchangeable, Class B common stock of a subsidiary,
      non-voting,
       non-participating, no par value, authorized, issued
      and outstanding 99,935 shares at January 31, 1998.....        --       1,449
     Additional paid-in capital.............................   127,466     147,430
     Cumulative currency translation adjustment.............       (53)     (2,050)
     Accumulated deficit....................................  (106,068)    (97,921)
                                                              --------    --------
          Total shareholders' equity........................    21,345      48,908
                                                              --------    --------
                                                              $229,234    $330,878
                                                              ========    ========

                See notes to consolidated financial statements.

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               YEAR ENDED JANUARY 31,
                                                      -----------------------------------------
                                                         1996           1997           1998
                                                      -----------    -----------    -----------
Revenue:
  Ticketing operations..............................  $   154,851    $   205,491    $   295,419
  Concession control systems........................           --         12,401         30,036
  Publications......................................        4,198         10,769         13,067
  Merchandising.....................................        2,201          2,300          2,458
                                                      -----------    -----------    -----------
                                                          161,250        230,961        340,980
                                                      -----------    -----------    -----------
Operating costs, expenses and other items:
  Ticketing operations..............................       97,147        122,243        169,007
  Ticketing selling, general and administrative.....       27,748         35,789         49,957
  Concession control systems operations.............           --          7,377         16,900
  Concession control systems selling, general and
     administrative.................................           --          5,995         10,911
  Publications......................................        9,129         17,965         17,753
  Merchandising.....................................        1,891          2,141          2,375
  Corporate general and administrative..............       14,758         16,849         21,496
  Depreciation......................................        4,868          6,714         10,561
  Amortization of goodwill..........................        1,925          2,356          4,692
  Amortization of other.............................        2,595          3,923          9,220
  Equity in net income of unconsolidated
     affiliates.....................................       (1,521)        (4,054)        (1,417)
                                                      -----------    -----------    -----------
  Operating income..................................        2,710         13,663         29,525
Other (income) expenses:
  Interest expense, net.............................       12,782         11,508          9,560
  Minority interests................................          273            300            (65)
  Gain on sale of unconsolidated affiliate..........           --         (3,195)            --
                                                      -----------    -----------    -----------
  Income (loss) before income taxes.................      (10,345)         5,050         20,030
Income tax provision (benefit)......................       (2,250)         3,258         11,883
                                                      -----------    -----------    -----------
  Net income (loss).................................  $    (8,095)   $     1,792    $     8,147
                                                      ===========    ===========    ===========
Basic earnings (loss) per share.....................  $      (.53)   $       .10    $       .32
                                                      ===========    ===========    ===========
Diluted earnings (loss) per share...................  $      (.53)   $       .10    $       .31
                                                      ===========    ===========    ===========
Basic weighted average number of common shares
  outstanding.......................................   15,310,405     17,222,459     25,846,344
                                                      ===========    ===========    ===========
Diluted weighted average number of common shares
  outstanding.......................................   15,310,405     17,222,459     26,284,555
                                                      ===========    ===========    ===========

                See notes to consolidated financial statements.

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                          PREFERRED
                                            STOCK
                                           NO PAR
                                           (NUMBER            (NUMBER OF SHARES)                                      CUMULATIVE
                                         OF SHARES)    --------------------------------                  ADDITIONAL    CURRENCY
                                         REDEEMABLE/       COMMON        EXCHANGEABLE     EXCHANGEABLE    PAID-IN     TRANSLATION
                                         CONVERTIBLE   STOCK, NO PAR    CLASS B, NO PAR     CLASS B       CAPITAL     ADJUSTMENT
                                         -----------   --------------   ---------------   ------------   ----------   -----------
BALANCE AT JANUARY 31, 1995............      --          15,310,405               --        $     --      $     --      $    --
Net loss...............................      --                  --               --              --            --           --
                                         ----------      ----------       ----------        --------      --------      -------
BALANCE AT JANUARY 31, 1996............      --          15,310,405               --              --            --           --
Foreign currency translation
  adjustment...........................      --                  --               --              --            --          (53)
Preferred Stock issued.................      1                   --               --              --        27,000           --
Preferred Stock converted..............     (1)           1,862,069               --              --            --           --
Dividends on Preferred Stock...........      --                  --               --              --            --           --
Public sale of Common Stock at $14.50
  per share (IPO Price), net of
  expenses.............................      --           7,250,000               --              --        95,866           --
Issuance of Common Stock for a Minority
  Interest.............................      --             317,241               --              --         4,600           --
Net income.............................      --                  --               --              --            --           --
                                         ----------      ----------       ----------        --------      --------      -------
BALANCE AT JANUARY 31, 1997............      --          24,739,715               --              --       127,466          (53)
Issuance of Exchangeable Class B common
  stock issued for Canadian
  acquisition..........................      --                  --        1,115,531          16,175            --           --
Class B Conversion.....................      --           1,015,596       (1,015,596)        (14,726)       14,726           --
Exercise of Options....................      --             301,904               --              --         4,378           --
Tax Benefit on Stock Option Gain.......      --                  --               --              --           860           --
Foreign currency translation
  adjustment...........................      --                  --               --              --            --       (1,997)
Net income.............................      --                  --               --              --            --           --
                                         ----------      ----------       ----------        --------      --------      -------
BALANCE AT JANUARY 31, 1998............      --          26,057,215           99,935        $  1,449      $147,430      $(2,050)
                                         ==========      ==========       ==========        ========      ========      =======


                                                           TOTAL
                                                       SHAREHOLDERS'
                                         ACCUMULATED      EQUITY
                                           DEFICIT     (DEFICIENCY)
                                         -----------   -------------
BALANCE AT JANUARY 31, 1995............   $(99,698)      $ (99,698)
Net loss...............................     (8,095)         (8,095)
                                          --------       ---------
BALANCE AT JANUARY 31, 1996............   (107,793)       (107,793)
Foreign currency translation
  adjustment...........................         --             (53)
Preferred Stock issued.................         --          27,000
Preferred Stock converted..............         --              --
Dividends on Preferred Stock...........        (67)            (67)
Public sale of Common Stock at $14.50
  per share (IPO Price), net of
  expenses.............................         --          95,866
Issuance of Common Stock for a Minority
  Interest.............................         --           4,600
Net income.............................      1,792           1,792
                                          --------       ---------
BALANCE AT JANUARY 31, 1997............   (106,068)         21,345
Issuance of Exchangeable Class B common
  stock issued for Canadian
  acquisition..........................         --          16,175
Class B Conversion.....................         --              --
Exercise of Options....................         --           4,378
Tax Benefit on Stock Option Gain.......         --             860
Foreign currency translation
  adjustment...........................         --          (1,997)
Net income.............................      8,147           8,147
                                          --------       ---------
BALANCE AT JANUARY 31, 1998............   $(97,921)      $  48,908
                                          ========       =========

                See notes to consolidated financial statements.

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED JANUARY 31,
                                                              --------------------------------
                                                                1996        1997        1998
                                                              ---------   ---------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $  (8,095)  $   1,792   $  8,147
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization.........................      9,388      12,993     24,473
      Income (loss) attributable to minority interests......        273         300        (65)
      Equity in net income of unconsolidated affiliates.....     (1,521)     (4,054)    (1,417)
      Gain on sale of unconsolidated affiliate..............         --      (3,195)        --
      Deferred income taxes.................................     (1,830)      1,252        520
  Changes in operating assets and liabilities net of effects from purchase of Joint Venturers' and licensees
    interests:
      Accounts receivable, ticket sales.....................      3,385        (299)    (7,863)
      Accounts receivable, other............................     (1,693)       (216)      (361)
      Inventory.............................................       (223)        424         71
      Prepaid expenses......................................        393      (1,196)    (2,113)
      Accounts payable, trade...............................      1,783         457     (1,715)
      Accounts payable, clients.............................     (5,876)     (2,981)    14,242
      Accrued expenses......................................     (3,432)      5,511      1,068
      Deferred revenue and other............................      3,090       5,355       (218)
      Deferred rent and other...............................      1,290        (558)      (622)
                                                              ---------   ---------   --------
        Net cash provided by (used in) operating
        activities..........................................     (3,068)     15,585     34,147
                                                              ---------   ---------   --------
Cash flows from investing activities:
  Proceeds from sale of unconsolidated affiliate............         --       6,600         --
  Purchase of property, equipment and leasehold
    improvements............................................     (3,644)    (21,796)   (16,727)
  Payments for investments in affiliates....................     (7,736)     (6,312)    (2,156)
  Cash distributions received from affiliates...............      5,760       3,240      1,947
  Cost in excess of net assets acquired.....................     (2,225)         --         --
  Purchased user agreements and other assets................     (1,607)      1,698         51
  Purchase of minority interest for cash....................         --      (6,000)    (1,134)
  Payment for acquisitions of venturers' and licensees
    interests, net of cash acquired.........................         --     (21,182)   (34,608)
                                                              ---------   ---------   --------
        Net cash used in investing activities...............     (9,452)    (43,752)   (52,627)
                                                              ---------   ---------   --------
Cash flows from financing activities:
  Net proceeds from IPO.....................................         --      95,866         --
  Proceeds from long-term debt..............................    136,339      70,999     55,102
  Reduction of long-term debt...............................   (128,029)   (111,401)   (24,628)
  Exercise of stock options including tax benefits..........         --          --      5,238
  Distributions (to) from minority shareholders.............       (538)       (368)       208
                                                              ---------   ---------   --------
        Net cash provided by financing activities...........      7,772      55,096     35,920
                                                              ---------   ---------   --------
Effect of exchange rate on cash and cash-equivalents........         --         (53)    (1,997)
                                                              ---------   ---------   --------
        Net increase (decrease) in cash and
        cash-equivalents....................................     (4,748)     26,876     15,443
Cash and cash equivalents, beginning of year................     38,752      34,004     60,880
                                                              ---------   ---------   --------
Cash and cash equivalents, end of year......................  $  34,004   $  60,880   $ 76,323
                                                              =========   =========   ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest................................................  $  12,913   $  12,623   $ 10,487
                                                              =========   =========   ========
    Income taxes............................................  $     997   $   2,738   $ 10,592
                                                              =========   =========   ========

Supplemental schedule of noncash investing and financing activities:

     During the fiscal year ended January 31, 1998, the Company acquired its licensees' equity interest in the Canadian operation, the 50% interest of its partners in Ticketmaster-Northwest, the 67% interest of its partners in Ticketmaster-Southeast, 50% interest in Synchro Systems and 100% interest in Distributed System Architects. In conjunction with the acquisitions, liabilities were assumed as follows:

Fair value of assets acquired.............................  $111,146
Cash paid for venturers' and licensee's interests.........    59,370
Stock issued for venturer's interest......................    16,175
                                                            --------
Liabilities assumed.......................................  $ 35,601
                                                            ========

                See notes to consolidated financial statements.

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Ticketmaster Group, Inc., its wholly owned subsidiaries and majority owned companies and joint ventures. Investments in companies and joint ventures, which ownership interests range from 20-50% and in which the Company exercises significant influence over operating and financial policies, are accounted for using the equity method at cost plus advances, increased or decreased by the Company's share of earnings or losses, less dividends received. All significant intercompany balances and transactions have been eliminated.

REVENUE RECOGNITION

     Revenue from ticket operations is recognized as tickets are sold. The Company also licenses software under noncancellable license agreements and provides services including maintenance, training, installation, consulting and support services. License fee revenues are generally recognized when a noncancellable license agreement has been signed, the product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. Revenues from maintenance agreements for maintaining, supporting and providing periodic upgrades are recognized ratably over the maintenance period, which in most instances is one year. Revenues for training and consulting services are recognized as services are performed. Revenue and profits under contracts requiring significant customization are recognized using the percentage-of-completion method of contract accounting based on the ratio of incurred costs to total estimated costs. Revenue from all other sources are recognized either upon delivery or when the service is provided.

CASH AND CASH EQUIVALENTS

     The Company classifies all highly liquid debt instruments purchased with an original maturity of three months or less as cash equivalents.

ACCOUNTS RECEIVABLE, TICKET SALES

     Accounts receivable, ticket sales are principally from ticketing outlets and credit card processors and represent the face value of the tickets sold plus convenience charges, generally net of outlet commissions. The Company performs credit evaluations of new ticket outlets, which are reviewed and updated periodically, requiring collateral as circumstances warrant.

ACCOUNTS RECEIVABLE, OTHER

     Accounts receivable, other, consists primarily of amounts due from licensees in connection with software sales and other services including maintenance and installation.

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

COST IN EXCESS OF NET ASSETS ACQUIRED

     The cost in excess of net assets acquired represents amounts allocated to goodwill through the purchase of other businesses, ticketing operations and minority interests and is being amortized by the straight-line method principally over terms ranging from five to thirty years. Accumulative amortization was $11.1 million and $6.4 million at January 31, 1998 and 1997, respectively.

ACCOUNTS PAYABLE, CLIENTS

     Accounts payable, clients represents contractual amounts due to clients for tickets sold by the Company on behalf of the organizations that sponsor events.

DEFERRED REVENUE AND OTHER

     Deferred revenue primarily consists of subscription revenue related to publications, maintenance revenue related to Concession Control Systems and sponsorship revenue related to ticketing operations. Deferred publications revenue is recognized pro rata on a monthly basis, over the life of the subscriptions. Costs in connection with the procurement of the subscriptions are charged to expense pro rata on a monthly basis, over the life of the subscriptions. Deferred maintenance revenue is recognized over the term (generally one year) of the agreements on a straight-line basis. Deferred sponsorship revenue and the related costs are recognized over the term of the agreements on a straight-line basis or as earned ratable based upon delivery.

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

FOREIGN CURRENCY TRANSLATION

     The Company has determined that the functional currency of each foreign operation is the local currency. The effects of translation rate changes related to assets and liabilities located outside the United States are included as a component of shareholders' equity. Foreign currency transaction gains and losses are included in Interest Expense, net on the Consolidated Statements of Operations through 1998; such gains and losses have not been significant.

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONCENTRATION OF CREDIT RISK

     The Company places its temporary cash investments principally in commercial paper with large domestic and international companies and limits the amount of credit exposure in any one company.

EARNINGS PER SHARE

     Effective in fiscal year 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") and related interpretations. SFAS No. 128 requires dual presentation of Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised using the treasury stock method. Earnings per share for all prior periods have been restated to reflect the adoption of SFAS No. 128.

     The composition of Basic EPS and Diluted EPS is as follows:

                                                       YEAR ENDED JANUARY 31,
                                              -----------------------------------------
                                                 1996           1997           1998
                                              -----------    -----------    -----------
                                                     (IN THOUSANDS, EXCEPT SHARE
                                                     AND PER SHARE INFORMATION)
Net income (loss)...........................  $    (8,095)   $     1,792    $     8,147
Weighted average shares.....................   15,310,405     17,222,459     25,846,344
Basic earnings (loss) per share.............  $      (.53)   $       .10    $       .32
                                              ===========    ===========    ===========
Weighted average shares including the
  dilutive effect of stock options..........   15,310,405     17,222,459     26,284,555
Diluted earnings (loss) per share...........  $      (.53)   $       .10    $       .31
                                              ===========    ===========    ===========

FINANCIAL INSTRUMENTS

     The estimated fair values of cash, accounts receivable, notes receivable, accounts payable, accrued expenses, and income taxes payable approximate their carrying value because of the short term maturity of these instruments or the stated interest rates are indicative of market interest rates.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123") in fiscal 1996. As permitted by SFAS No. 123, the Company continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") but provides pro forma disclosures of net income and earnings per share as if the fair value method (as defined in SFAS No. 123) had been applied beginning in 1996.

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     The Company adopted the disclosure requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in fiscal 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (on an undiscounted basis) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 130 in fiscal 1999 and does not expect that the adoption will have a material effect on its financial statements.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS No. 131") effective for fiscal years beginning after December 15, 1997. The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. The Company continues to assess the impact these revised standards will have on existing segment disclosures; however, it does not expect that the adoption in fiscal 1999 will have a material effect on its financial statements.

RECLASSIFICATIONS

     Certain reclassifications have been made to prior years financial information to conform with the current year presentation.

 2. PROPERTY, EQUIPMENT & LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements consisted of the following (in thousands):

                                                     JANUARY 31,
                                                 --------------------
                                                   1997        1998
                                                 --------    --------
Land...........................................  $  1,980    $  2,409
Building.......................................    10,804      13,923
Computer equipment.............................    28,287      29,925
Telephone equipment and furnishings............    11,611      16,582
Transportation equipment.......................     1,124       1,704
Leasehold improvements, net....................     2,937       5,193
                                                 --------    --------
                                                   56,743      69,736
Less accumulated depreciation..................   (23,820)    (24,317)
                                                 --------    --------
                                                 $ 32,923    $ 45,419
                                                 ========    ========

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 3. INVESTMENTS IN AND ADVANCES TO AFFILIATES

     Investments in Joint Ventures, which the Company refers to also as affiliates or "affiliated companies", consisted of the following (in thousands):

                                                       JANUARY 31,
                                                     ----------------
                                                      1997      1998
                                                     ------    ------
Investments in Ticketing Joint Ventures............  $4,652    $2,400
Other investments..................................     653     1,034
                                                     ------    ------
                                                     $5,305    $3,434
                                                     ======    ======

     All of the above investments are accounted for under the equity method.

  Ticketing Joint Ventures

     At January 31, 1998, the Company's investments in Ticketing Joint Ventures consist of a 50% interest in Ticketmaster-Australia, Ticketmaster Ireland and Ticketmaster Golf and a 27% interest in Ticketmaster-Mexico. During fiscal 1998, the Company acquired controlling interests in Ticketmaster-Northwest and Southeast and Synchro Systems (see Note 4). Prior to the fiscal 1998 acquisition dates, the Company had a 50%, 33% and 50% interest in these Joint Ventures respectively and, accordingly, classified these investments as affiliates and accounted for them using the equity method of accounting. In fiscal 1997, the Company acquired controlling interests in Ticketmaster-Indiana, Ticketmaster-UK Limited and TM-Europe Group.

     On July 31, 1997 the Company acquired 50% of the capital stock of The Ticket Shop Limited for a purchase price of approximately Irish punts L1,517,000 (approximately US $2,200,000). This acquisition (Ireland acquisition) has been recorded as a purchase transaction; accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. Approximately $0.8 million was allocated to purchased user agreements; the excess of the estimated fair value of net assets acquired amounted to approximately $1.4 million, which has been accounted for as goodwill and is being amortized over 30 years using the straight line method.

     On October 10, 1996, the Company acquired a 27% equity interest in the Company's Mexican licensee from a third party for $1.8 million in cash and 5% of net distributions (as defined) received with respect to such 27% equity interest from the Mexican operation.

     Summarized financial information of the unconsolidated Ticketing Joint Ventures is presented below (in thousands):

                                                 YEAR ENDED JANUARY 31,
                                                 ----------------------
                                                   1997          1998
                                                 --------      --------
COMBINED RESULTS OF OPERATIONS:
Revenues.......................................  $54,577       $38,905
Operating income...............................   10,087         5,567
Pre-tax income.................................   10,032         5,293

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                     JANUARY 31,
                                                 --------------------
                                                  1997         1998
                                                 -------      -------
COMBINED FINANCIAL POSITION:
Total assets...................................  $24,739      $30,021
Total liabilities..............................   12,551       18,941
Venturers' capital.............................   12,188       11,080

 4. ACQUISITIONS

     All acquisitions have been accounted for under the purchase method. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

     On February 12, 1996 the Company completed the acquisition of certain assets of Tennessee Performing Arts Center Management Corporation, which managed a ticket selling business within the State of Tennessee, for a purchase price of $1.6 million.

     On June 7, 1996, the Company acquired the minority interests held by its joint venture partner in Ticketmaster UK Limited and Ticketmaster Europe Group. The purchase consideration was $6 million in cash and an Exchangeable Promissory Note (the Note) in the principal amount of $5 million, bearing interest at the prime rate. The Note plus interest was paid in full in November 1996.

     On August 31, 1996, the Company purchased certain assets of its Albuquerque, New Mexico licensee, which managed a ticket distribution business in Albuquerque, New Mexico, for a purchase price of $150,000.

     On October 3, 1996, the Company acquired the license rights and related assets of its Delaware Valley (Philadelphia) licensee, which manages a ticket distribution business primarily in Philadelphia, Pennsylvania for $19 million in cash.

     On November 22, 1996, the Company completed the acquisition of the 50% equity interest of its partner in Ticketmaster-Indiana. In connection with this transaction, the Company issued 1,862,069 shares of Common Stock having an aggregate value of $27 million based on the Initial Public Offering ("IPO") price per share.

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

     On July 29, 1996, the Company acquired the 50% interest held by its joint venture partner in Pacer/ CATS/CCS -- a Wembley/Ticketmaster Joint Venture (the Pacer Joint Venture) which business is to develop, design and service stand-alone computer tickets systems, as well as other management information systems to be used in various venues, including motion picture theaters, stadiums, arenas and amusement parks. With the acquisition, the Company increased its ownership interest to 100%.

     Consideration paid by the Company in connection with its initial 50% interest in the Pacer Joint Venture and the subsequent 50% interest purchased from WIL, Incorporated ("WIL") aggregated approximately $16 million in cash and the assumption of $7.5 million of debt. WIL's contribution to the Pacer Joint Venture included certain ticketing technology in development and employment contracts with covenants-not-to-

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

compete, for which the Company paid $7.5 million and $3.75 million, respectively. The technology in development was expensed as research and development cost by the Company. During the year ended January 31, 1995, the covenants-not-to-compete were charged to expense, as it was determined that this intangible had no future value to the Company. The remaining $3.25 million of the Company's excess investment over the underlying equity in the Pacer Joint Venture has been recorded as cost in excess of net assets acquired and is being amortized using the straight line method over a period of seven and a half years.

     Pursuant to an Agreement of Purchase and Sale of Stock, dated as of May 13, 1997 (with effect from March 1, 1997), the Company acquired all of the issued and outstanding shares of capital stock of its Canadian licensees for a purchase price of Canadian $44,650,000 (approximately US $32,350,000), consisting of approximately Canadian $22,325,000 in cash and 1,115,531 non-voting, non-participating Class B Shares of the Company's new Canadian subsidiary (Exchangeable Common Stock). The Class B Shares have certain protective rights but have no rights with respect to profits on losses of the Canadian subsidiary. Further, these shares have no redemption features other than for Ticketmaster Group, Inc. common stock. Holders of the Class B Shares have the right, at any time, to exchange such Class B Shares for shares of the Company's Common Stock on a one-for-one basis, subject to adjustment. In addition, the Company has the right to require such exchange to occur at any time on or after January 1, 2001, or earlier if certain specified events occur. This acquisition has been recorded as a purchase transaction; accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. Approximately $6.4 million was allocated to purchased user agreements; the excess of the estimated fair value of net assets acquired amounted to approximately $19.7 million, which has been accounted for as goodwill and is being amortized over 30 years using the straight line method. The accompanying condensed consolidated statements of operations include the results of operations since the effective date of the acquisition. Upon the occurrence or satisfaction, as applicable, of certain specified events and conditions relating to operations in Canada, the purchase price will be increased by approximately 12.3%, payable on May 1, 1998, 50% in cash and 50% in additional Class B Shares of the Canadian subsidiary. If increased, the purchase price will be allocated between purchased user agreements and goodwill.

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

     On August 31 and December 17, 1997, the Company acquired the 33% interest held by each of its two joint venture partners in Ticketmaster-Southeast for $19.0 million in cash, resulting in a 100% ownership interest in this Joint Venture. This acquisition has been recorded as a purchase transaction; accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. Approximately $4.5 million was allocated to purchased user agreements; the excess of the estimated fair value of net assets acquired amounted to approximately $12.3 million, which has been accounted for as goodwill and

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

is being amortized over 30 years using the straight line method. The accompanying condensed consolidated statements of operations include the results of operations since the effective date of the acquisition.

     On September 30, 1997 the Company acquired all of the equity interests of the minority shareholders in Synchro Systems Limited for a purchase price of approximately UK L2,000,000 (approximately US $3,300,000). This acquisition has been recorded as a purchase transaction; accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. The excess of the estimated fair value of net assets acquired amounted to approximately $0.9 million, which has been accounted for as goodwill and is being amortized over 30 years using the straight line method.

     On January 2, 1998, the Company acquired 100% of the capital stock of Distributed System Architects Inc., ("DSA") which provides software and service products for automated ticketing systems, for a purchase price of $8 million. This acquisition has been recorded as a purchase transaction; accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. The excess of the estimated fair value of net assets acquired amounted to approximately $7.9 million, which has been accounted for as goodwill and is being amortized over 15 years using the straight-line method.

  Proforma Financial Results

     The following pro forma information presents a summary of consolidated results of the Company, the Ticketmaster-Europe, Indiana, Northwest, Southeast and Pacer/CATS/CCS Joint Ventures, the Delaware Valley (Philadelphia), Canadian and Mexico licensees, the Texas and Florida operating subsidiaries and Synchro Systems for the years ended January 31, 1997 and 1998 assuming the acquisitions had been made as of February 1, 1996, with pro forma adjustments to give affect to amortization of goodwill and purchased user agreements, interest on the debt incurred on these acquisitions and the related income tax effect utilizing a statutory rate for Federal taxes equal to 34%, for state and foreign taxes equal to the rate applicable in each jurisdiction. Also, the following pro forma information has been prepared to illustrate the effects of the application of the proceeds of an Initial Public Offering completed on November 22, 1996. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effective on February 1, 1996. The Pro Forma Financial Information and accompanying notes should be read in conjunction with the Consolidated Financial Statements and related Notes thereto.

                                               FISCAL YEAR ENDED JANUARY 31
                                               ----------------------------
                                                  1997             1998
                                               -----------      -----------
                                                  (IN THOUSANDS, EXCEPT
                                                    PER SHARE AMOUNTS)
Total revenue................................   $324,709         $361,697
Net income...................................      2,738            9,582
Diluted earnings per share...................        .11              .36

     Pro forma results of operations have not been presented for the Ticketmaster-Ireland, Ticketmaster-Tennessee and DSA acquisitions because the pro forma effects of these acquisitions are not significant.

 5. PURCHASED USER AGREEMENTS, NET

     Net purchased user agreements consisted of the following (in thousands):

                                                    JANUARY 31,
                                               ----------------------
                                                 1997          1998
                                               --------      --------
Purchased user agreements....................  $ 42,643      $ 57,441
Accumulated amortization.....................   (20,320)      (27,591)
                                               --------      --------
                                               $ 22,323      $ 29,850
                                               ========      ========

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The purchased user agreements are being amortized generally in accordance with the contract terms, primarily on a straight-line basis, including any annual minimum guarantees specified by the contract. The lives of the contracts generally range from 2 to 10 years.

 6. LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                                                  JANUARY 31,
                                                              --------------------
                                                                1997        1998
                                                              --------    --------
Notes payable to bank on revolving loan ($175 million at
  January 31, 1997, $165 million at January 31, 1998,
  respectively), collateralized by substantially all of the
  Company's assets, payable on December 31, 1999; bearing
  interest at the London Inter-Bank Offering Rate (5.4% and
  5.6% at January 31, 1997 and 1998, respectively) plus the
  applicable margin, as defined (1.625% and 1.000% at
  January 31, 1997 and 1998, respectively)..................  $120,000    $142,000
Promissory note secured by a Deed of Trust on the Company's
  Headquarters' building; bearing interest at a rate of
  9.2%; principal and interest payable monthly, based on a
  twenty-five year term, with the balance due on April 25,
  2007. On the maturity date, all unpaid principal and
  accrued but unpaid interest will be due...................        --       8,928
Notes payable to bank on term loan collateralized by
  substantially all of Pacer/ CATS/CCS's assets, interest at prime (8.25% and 8.5% at January 31, 1997 and 1998,
  respectively) plus 0.25% or at the Inter-Bank Offering
  Rate plus 225 basis points; interest payable monthly;
  principal payable monthly beginning July 31, 1997 (to the
  extent Pacer/CATS cash flows exceed certain amounts) with
  the balance due on June 30, 1999..........................     7,500       7,500
Other.......................................................       204         468
                                                              --------    --------
                                                               127,704     158,896
Less current portion........................................       190         335
                                                              --------    --------
                                                              $127,514    $158,561
                                                              ========    ========

     Annual principal payments due subsequent to January 31, 1998 are as follows (in thousands):

Year ending January 31:
1999..............................................  $    335
2000..............................................   149,851
2001..............................................       125
2002..............................................       137
2003..............................................       150
Thereafter........................................     8,298
                                                    --------
                                                    $158,896
                                                    ========

     Interest expense incurred was approximately $13.6 million, $13.0 million and $11.4 million for the years ended January 31, 1996, 1997 and 1998, respectively.

     The aggregate bank group commitment under the terms of the Company's revolving loan agreement currently equals $165 million reducing to $150 million at December 31, 1998.

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Company's revolving credit and term loans borrowing agreements with its lenders are subject to certain restrictive covenants relating to, among other things, net worth, cash flows and capital expenditures. The Company was in compliance with its restrictive covenants or has obtained the necessary waivers from its bank for the fiscal years ended January 31, 1996, 1997 and 1998. In addition, the Company's credit agreements impose certain restrictions on the payment of dividends to the Company's shareholders.

     The Company has issued standby letters of credit totaling $0.1 million on January 31, 1998.

 7. INCOME TAXES

     Deferred income taxes result from temporary differences in the tax and financial reporting bases of certain assets and liabilities. The sources of these differences and the tax effect of each were as follows (in thousands):

                                                               JANUARY 31,
                                                             ----------------
                                                              1997      1998
                                                             ------    ------
Deferred tax assets:
Investments in affiliates due to equity in net loss and
  amortization period differences..........................  $3,305    $3,020
Deferred revenue...........................................   1,545     1,110
Contributions..............................................     630        --
State and local taxes......................................      45        --
                                                             ------    ------
          Total deferred tax assets........................   5,525     4,130
Deferred tax liabilities:
Other intangible assets, principally due to amortization...     600       400
Equipment and leasehold improvements, principally due to
  depreciation.............................................     265       240
Cost in excess of net assets acquired, principally due to
  amortization.............................................     415        35
Other......................................................     297        27
                                                             ------    ------
          Total deferred tax liabilities...................   1,577       702
                                                             ------    ------
Net deferred tax assets....................................  $3,948    $3,428
                                                             ======    ======

     In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of January 31, 1998, the Company had not provided a valuation allowance to reduce the net deferred tax assets due to the Company's expectation of future taxable income against which the deferred tax asset will be realized.

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The provision/(benefit) for income taxes consisted of the following (in thousands):

                                                   YEARS ENDED JANUARY 31,
                                                 ----------------------------
                                                  1996       1997      1998
                                                 -------    ------    -------
Current:
  Federal......................................  $(1,500)   $  545    $ 7,475
  State........................................    1,080     1,330      1,925
  Foreign......................................       --       130      1,855
                                                 -------    ------    -------
                                                    (420)    2,005     11,255
                                                 -------    ------    -------
Deferred:
  Federal......................................   (1,595)    1,092        550
  State........................................     (235)      161         78
                                                 -------    ------    -------
                                                  (1,830)    1,253        628
                                                 -------    ------    -------
Total income tax provision (benefit)...........  $(2,250)   $3,258    $11,883
                                                 =======    ======    =======

     The following is a reconciliation of the statutory Federal income tax rate to the Company's effective income tax rate:

                                                          YEARS ENDED JANUARY 31,
                                                          -----------------------
                                                          1996     1997     1998
                                                          -----    -----    -----
Statutory Federal income tax expense....................   (34)%    34%      35%
State income taxes, net of Federal benefit..............     5      20        8
Effect of foreign operations............................    (3)     (7)       4
Non-deductible amortization of excess cost over fair
  market value of net assets acquired...................     5      10       11
Meals and entertainment limitation......................     2       5        1
Other...................................................     3       3        0
                                                           ---      --       --
                                                           (22)%    65%      59%
                                                           ===      ==       ==

     Federal income tax returns of the Company for all fiscal years through 1989 and 1992 and 1993 fiscal years have been closed and all matters have been resolved. The Federal income tax returns for the 1990 and 1991 fiscal years have been audited by the Internal Revenue Service and the Company received a Notice of Proposed Adjustment. A response to the proposed adjustments has been filed. Management believes that the resolution of the proposed adjustments will not have a material adverse effect on the Company's financial position or results of operations.

 8. STOCK OPTIONS

     The Company adopted the Ticketmaster Stock Plan (the Plan), under which 3,750,000 shares of common stock have been reserved for issuance upon exercise of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or phantom stock awards.

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The table below summarizes stock option activity under the Plan over the past three years consisting solely of the non-qualified stock options:

                                              WEIGHTED                     WEIGHTED
                                              AVERAGE      NUMBER OF       AVERAGE
                                  NUMBER      EXERCISE      SHARES        REMAINING
                                 OF SHARES     PRICE      EXERCISABLE    LIFE (YEARS)
                                 ---------    --------    -----------    ------------
Options outstanding at
  January 31, 1995...........      265,111     $14.14         82,511          9.0
  Granted....................           --
  Exercised..................           --
  Canceled...................           --
                                 ---------     ------      ---------         ----
Options outstanding at
  January 31, 1996...........      265,111     $14.14        165,022          8.0
  Granted....................    2,801,700     $14.50
  Exercised..................           --
  Canceled...................       (9,900)    $14.50
                                 ---------     ------      ---------         ----
Options outstanding at
  January 31, 1997...........    3,056,911     $14.47        247,437         9.48
  Granted....................      145,000     $15.66
  Exercised..................     (301,904)    $14.50
  Canceled...................     (107,471)    $14.50
                                 ---------     ------      ---------         ----
Options outstanding at
  January 31, 1998...........    2,792,536     $14.53      2,772,536         8.50
                                 =========     ======      =========         ====

     Options are granted at prices not less than the market value of the common stock at grant date and become exercisable over a period of 48 months. Options expire not later than 10 years after the date of grant, or earlier, in certain cases, if the individual is no longer employed by the Company. The range of exercise price for options outstanding at January 31, 1998 range from $13.88 to $20.00. On January 31, 1998, the Company's underlying stock closed on the NASDAQ National Market at a price of $24.31 per share.

     On December 15, 1993, the Company granted, in addition to the Plan, options to acquire 1,331,340 shares of common stock at an exercise price of $14.14 per share. At January 31, 1998, 1,331,340 options were exercisable. The options expire on December 15, 2003. No options were exercised as of January 31, 1998.

     The stock options outstanding on July 17, 1997 became fully vested as a result of the change in the controlling ownership of the Company.

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                                                                YEAR ENDED
                                                               JANUARY 31,
                                                             ----------------
                                                              1997      1998
                                                             ------    ------
Net income as reported.....................................  $1,792    $8,147
  Pro forma................................................     902       560
Diluted earnings per share as reported.....................     .10       .31
  Pro forma................................................     .05       .02

     Pro forma net income reflects only options granted in fiscal 1998 and fiscal 1997 that became vested in fiscal 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 4 years and compensation cost for options granted prior to January 31, 1996 is not considered.

     The weighted average fair value of options granted during the year was $15.10 in 1998. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                               YEAR ENDED
                                                              JANUARY 31,
                                                              ------------
                                                              1997    1998
                                                              ----    ----
Dividend yield..............................................    0%       0%
Annualized volatility.......................................   27%      43%
Risk free interest..........................................  7.2%    5.69%
Expected terms (years)......................................    4        4

     The impact of outstanding unvested stock options granted prior to 1997 has been excluded from the pro forma calculations. Accordingly, the 1996 and 1995 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

 9. 401(K) PLAN

     The Company has a 401(k) plan covering all eligible employees, which contains an employer matching feature of 25% up to a maximum of 6% of the employee's compensation. The Company's contribution for the plan years ended December 31, 1995, 1996 and 1997 was approximately $310,000, $410,000 and
$455,000, respectively.

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. COMMITMENTS AND CONTINGENCIES

     The Company leases office space and equipment under various operating leases that expire at various dates through 2008. Renewal options exist for a substantial portion of the leases. Additional rental payments may be required for the Company's pro rata share of certain operating expenses associated with office space leases. Future minimum lease payments are as follows as of January 31, 1998 (in thousands):

              YEAR ENDING JANUARY 31,                AMOUNT
              -----------------------                -------
     1999..........................................  $ 7,885
     2000..........................................    5,879
     2001..........................................    4,054
     2002..........................................    3,160
     2003..........................................    1,790
  Thereafter.......................................    1,020
                                                     -------
                                                     $23,788
                                                     =======

     Rental expense charged to operations for operating leases was approximately $4.9 million, $5.9 million and $6.9 million for the years ended January 31, 1996, 1997 and 1998, respectively.

11. RELATED PARTY TRANSACTIONS

     At January 31, 1997 and 1998, an affiliate of a primary lender to the Company held 196,370 shares of Common Stock, which represents less than 1% of the shares outstanding.

     On June 28, 1996, the Company entered into an agreement expiring on December 31, 2003, with an affiliate of its then majority shareholder, whereby in exchange for services rendered in connection with the development of the Company's web site, the Company will pay royalties ranging from 5 - 10% of ticket convenience charges and merchandise sold through its web site (net of defined deductions). The agreement calls for an annual minimum royalty payment of $100,000 per year (pro-rated for calendar 1996). Royalty payments incurred for the years ended January 31, 1997 and 1998 amounted to $50,000 and $100,000, respectively.

     During fiscal years 1997 and 1998 the Company earned revenues of approximately $9.2 million and $13.8 million, respectively, from contracts with certain venues which are managed by an entity controlled through trusts for the benefit of members of the Pritzker family, one of whom is on the Company's Board of Directors.

12. LITIGATION AND GOVERNMENT INVESTIGATION

     The Company and several of its subsidiaries were named as defendants in several federal and state antitrust consumer class action lawsuits. The federal cases, consolidated by the Judicial Panel on Multi-District Litigation, asserted among other things violations of Sections 1 and 2 of the Sherman Act. On May 31, 1996, these cases were dismissed for failure to state a claim. On June 12, 1996, plaintiffs appealed the court's decision. Oral argument was held on February 14, 1997. The Court of Appeals rendered its opinion on April 10, 1998 (see Subsequent Events Footnote, No. 13).

     On July 23, 1997, an Award was issued in favor of MovieFone, Inc., Promofone, Inc. and Teleticketing Co. LP (the "MovieFone Entities") as a result of arbitration proceeding against the Pacer Cats Corporation, a wholly owned subsidiary of Wembley plc and now known as "PCC Management, Inc.". The Award provides, among other things, (i) that Pacer Cats Corporation shall pay to the MovieFone Entities damages aggregating $22,751,250 and (ii) for injunctive relief relating to certain conduct of Pacer Cats

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Corporation and its successors and assigns with respect to the MovieFone Entities' business for a specified period of time.

     No entity owned by the Company, including, but not limited to, Pacer/CATS/CCS, was a party to the arbitration proceeding. Nonetheless, counsel for Wembley plc, WIL, Incorporated, PCC Management, Inc. and Wembley, Inc. (collectively the "Wembley Entities"), by letter dated August 4, 1997, advised Pacer/ CATS/CCS, Ticketmaster Corporation, Ticketmaster Cinema Group, Ltd. and Cinema Acquisition Corporation (collectively, the "Ticketmaster Entities"), that the Wembley Entities intend to look to the Ticketmaster Entities to be made whole with respect to the costs of the arbitration, including attorneys' fees incurred in connection therewith, and all or part of any monetary damages assessed against Pacer Cats Corporation.

     The Ticketmaster Entities in turn have advised counsel for the Wembley Entities that they believe that there is no validity to any claim by the Wembley Entities against any of the Ticketmaster Entities. In this regard, by agreement dated July 2, 1996 ("the Agreement"), the Wembley Entities released and covenanted not to sue the Ticketmaster Entities in connection with any claims arising out of the arbitration proceeding; however, the Wembley Entities retained certain limited indemnification rights under the Agreement, solely with respect to Pacer/CATS/CCS and its operations from and after April 15, 1994. In the event any of the alleged claims are pursued by the Wembley Entities, the Ticketmaster Entities intend to vigorously oppose them.

     The Company and certain of its current and former directors have been named as defendants in several purported class action lawsuits: The complaints, all of which are substantially similar, challenge the offer by USAi (formerly HSN, Inc.) to acquire the remaining shares in the Company which it does not already own and allege that the consideration offered by USAi is inadequate and that the defendants have breached their fiduciary duties to the plaintiffs and the class of shareholders of the Company which they claim to represent. The cases seek to enjoin the proposed transaction and ask for unspecified damages. The three pending Illinois cases have been consolidated, and the plaintiffs in one of the California cases have agreed to stay proceedings in that case pending the outcome of the Illinois cases. The Company believes that all the lawsuits are without merit and intends to vigorously defend the claims asserted.

     The Company also is involved in various other investigations, lawsuits and claims arising in the normal conduct of its business, including but not limited to, allegations of antitrust violations. The Company has also at times responded to inquiries from various government and state authorities. In the opinion of the Company's management, based on current information and on advice from legal counsel, none of the Company's legal proceedings will have a material adverse effect on the Company's financial position, results of operation or cash flows.

13. SUBSEQUENT EVENTS

     On March 13, 1998, the Company and the majority owner of its Mexican licensee, Corporacion Interamericana de Entretenimiento, S.A. de C.V. ("CIE") entered into a series of agreements designed to jointly market and operate the Company's trademark and technology in Mexico and Central and South America. Pursuant to the terms of these agreements, the Company received an additional equity interest in its Mexican licensee of 22.99% (for an aggregate ownership interest of 49.99%) and agreed that the Company will have a 50.01% interest in and serve as the manager of each operating entity organized in Central and South America.

     On March 20, 1998, the Company and USA Networks, Inc. (USAi) entered into a merger agreement subject to Company shareholder approval, wherein USAi will acquire in a tax free exchange the remaining Company common stock not owned by USAi for .563 of a share of USAi common stock (1.126 shares after giving effect to a two-for-one stock split paid to USAi shareholders on March 26, 1998).

                            TICKETMASTER GROUP, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     On April 10, 1998, the Court of Appeals issued an opinion affirming the district court's ruling that the plaintiffs in the consolidated consumer class action lawsuit lack standing to pursue their claims for damages under the antitrust laws. However, the Appellate Court held that the plaintiffs' status as indirect purchasers of Ticketmaster's services did not bar them from seeking injunctive relief against the Company. The Company believes that the Court's affirmance of the decision prohibiting plaintiffs from obtaining damages against Ticketmaster eliminates the substantial portion of plaintiffs' claims.

14. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

                                                    APRIL 30    JULY 31    OCTOBER 31    JANUARY 31
                                                    --------    -------    ----------    ----------
FISCAL YEAR ENDED JANUARY 31, 1998
  Revenue.........................................  $77,003     $81,695     $89,047       $93,235
  Operating income................................    6,844       6,922       9,145         6,614
  Net income......................................    1,881       1,979       2,972         1,315
  Basic earnings per share........................  $   .07     $   .08     $   .11       $   .05
  Diluted earnings per share......................  $   .07     $   .08     $   .11       $   .05
FISCAL YEAR ENDED JANUARY 31, 1997
  Revenue.........................................  $46,741     $53,218     $62,578       $68,424
  Operating income................................      427       3,069       4,745         5,422
  Net income (loss)...............................   (1,979)       (439)      2,849         1,361
  Basic earnings (loss) per share.................  $  (.13)    $  (.03)    $   .19       $   .06
  Diluted earnings (loss) per share...............  $  (.13)    $  (.03)    $   .19       $   .06

                                                                     SCHEDULE II

                            TICKETMASTER GROUP, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

             COLUMN A                COLUMN B              COLUMN C                COLUMN D        COLUMN E
             --------                --------              --------                --------        --------
                                                           ADDITIONS
                                    BALANCE AT   -----------------------------
                                    BEGINNING                   CHARGED TO        DEDUCTIONS      BALANCE AT
           DESCRIPTION               OF YEAR     OTHER(A)   COSTS AND EXPENSES   FROM RESERVES    END OF YEAR
           -----------              ----------   --------   ------------------   -------------   -------------
Allowance for doubtful accounts:
  Year ended January 31,1998......     $989       $  301           $240              $707            $823
Allowance for doubtful accounts:
  Year ended January 31,1997......        0        1,215              0               226             989

---------------
Note A -- Represents amounts related to the Pacer and Synchro Joint Ventures on the date of acquisition (consolidation).

                                      EXHIBIT INDEX

  NUMBER
  EXHIBIT                           DESCRIPTION
  -------                           -----------
  10.47     Employment Agreement dated February 1, 1997 between the
            Company and Robert Perkins
  10.48     Employment Agreement dated July 1, 1997 between the Company and Tony Tolbert
  10.49     Amendment No. 1 dated September 1997 to Employment Agreement dated March 1, 1997 between the Company and Judy Black
  10.50     Amendment No. 1 dated December 1997 to Employment Agreement dated January 3, 1995 between the Company and Annie Gilbar
  10.51     Amendment No. 2 dated February 1, 1998 to Employment
            Agreement dated February 1, 1994 between the Company and
            Marc Bension
  10.52     Amendment No. 1 dated February 1, 1998 to Employment
            Agreement dated February 1, 1994 between the Company and Ann
            Mooney
  10.53     Amendment No. 1 dated February 28, 1998 to Employment
            Agreement dated February 1995 between the Company and Carole
            Ference
  10.54     Employment Agreement dated January 13, 1997 between the
            Company and Daniel R. Goodman
  10.55     Termination Agreement dated October 29, 1997 between the
            Company and Layne Britton
  10.56     Ninth Amendment to Credit Agreement dated as of March 6,
            1998
  10.57     Cooperation, Non-Competition and Confidentiality Agreement
            between the Company and Fredic D. Rosen dated March 9, 1998
  10.58     Agreement and Plan of Merger By and Among USA Networks,
            Inc., Brick Acquisition Corp. and the Company dated as of
            March 20, 1998
  11.1      Computation of earnings per share
  21.1      Subsidiaries of the Registrant
  23.1      Consent of KPMG Peat Marwick LLP
  23.2      Consent of Ernst &Young LLP
  27.1      Financial Data Schedule
  99.4      Appeals from the United States District Court with respect to alleged antitrust violations dated April 10, 1998