Form 10-Q
period 1998-04-30
TICKETMASTER GROUP INC
filed 1998-06-12
CIK 1021354

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ________________ TO ________________.


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the registrant's Common Stock as of April 30, 1998 was 26,289,740.

================================================================================

                   TICKETMASTER GROUP, INC. AND SUBSIDIARIES

                                     INDEX

                                                                      PAGE NO.
                                                                      --------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
  Independent Accountants' Review Report............................      2
  Condensed Consolidated Balance Sheets -- January 31, 1998 and
     April 30, 1998.................................................      3
  Condensed Consolidated Statements of Income -- Three months ended
     April 30, 1997 and 1998........................................      4
  Condensed Consolidated Statements of Shareholders'
     Equity -- January 31, 1998 and April 30, 1998..................      5
  Condensed Consolidated Statements of Cash Flows -- Three months
     ended April 30, 1997 and 1998..................................      6
  Notes to Condensed Consolidated Financial Statements..............      7

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................     10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings...........................................     15

Item 6. Exhibits and Reports on Form 8-K............................     15

Signatures..........................................................     16

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
Ticketmaster Group, Inc.:

     We have reviewed the accompanying condensed consolidated balance sheet of Ticketmaster Group, Inc. and subsidiaries as of April 30, 1998, and the related condensed consolidated statements of income, shareholders' equity and cash flows for the three-month period ended April 30, 1998. These financial statements are the responsibility of the Company's management. We did not make a similar review of the condensed consolidated financial statements for the three month period ended April 30, 1997.

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

     Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements at April 30, 1998, and for the three-month period then ended for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Ticketmaster Group, Inc. and subsidiaries as of January 31, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 24, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                          ERNST & YOUNG LLP

Los Angeles, California
June 9, 1998

                   TICKETMASTER GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     ASSETS

                                                              JANUARY 31,     APRIL 30,
                                                                 1998           1998
                                                              -----------    -----------
                                                                             (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $ 76,323        $108,525
  Accounts receivable, ticket sales.........................     23,374          19,215
  Accounts receivable, other................................     14,448          14,783
  Inventory.................................................      4,813           3,517
  Prepaid expenses and other current assets.................     11,471          16,522
                                                               --------        --------
          Total current assets..............................    130,429         162,562
Property, equipment and leasehold improvements, net.........     45,419          45,685
Investments in and advances to affiliates...................      3,434           3,522
Cost in excess of net assets acquired, net..................    113,166         112,229
Purchased user agreements, net..............................     29,850          28,548
Other assets................................................      5,152          12,091
Deferred income taxes, net..................................      3,428           3,478
                                                               --------        --------
                                                               $330,878        $368,115
                                                               ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................   $    335        $  1,421
  Accounts payable, trade...................................     11,148          14,162
  Accounts payable, clients.................................     73,549          89,992
  Accrued expenses..........................................     23,325          28,969
  Deferred revenue and other................................     12,640          17,416
                                                               --------        --------
          Total current liabilities.........................    120,997         151,960
Long-term debt, net of current portion......................    158,561         157,357
Deferred rent and other.....................................      1,919           2,371
Minority interests..........................................        493           1,824
Shareholders' equity:
  Preferred stock, no par value, authorized and unissued
     20,000,000 shares......................................         --              --
  Common stock, no par value, authorized 80,000,000 shares,
     issued and outstanding 26,057,215 and 26,289,740 shares
     at January 31, and April 30, 1998, respectively........         --              --
  Exchangeable, Class B common stock of a subsidiary,
     non-voting, non-participating, no par value,
     authorized, issued and outstanding 99,935 shares at
     January 31, and April 30, 1998.........................      1,449           1,449
  Additional paid-in capital................................    147,430         151,949
  Cumulative currency translation adjustment................     (2,050)         (1,481)
  Accumulated deficit.......................................    (97,921)        (97,314)
                                                               --------        --------
          Total shareholders' equity........................     48,908          54,603
                                                               --------        --------
                                                               $330,878        $368,115
                                                               ========        ========

           See notes to condensed consolidated financial statements.

                   TICKETMASTER GROUP, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED APRIL 30,
                                                              -----------------------------
                                                                  1997            1998
                                                              -------------   -------------
Revenue:
  Ticketing operations......................................   $    67,392     $    88,252
  Concession control systems................................         6,250           6,483
  Publications..............................................         2,967           3,324
  Merchandising.............................................           394             520
                                                               -----------     -----------
                                                                    77,003          98,579
Operating costs, expenses and other items:
  Ticketing operations......................................        39,105          52,128
  Ticketing selling, general and administrative.............        10,600          14,912
  Concession control systems operations.....................         3,701           3,912
  Concession control systems selling, general and
     administrative.........................................         2,287           2,658
  Publications..............................................         4,723           4,265
  Merchandising.............................................           350             466
  Corporate general and administrative......................         5,121           5,425
  Depreciation..............................................         2,233           2,898
  Amortization of goodwill..................................         1,028           1,414
  Amortization of other.....................................         1,798           2,522
  Equity in net income of unconsolidated affiliates.........          (787)            (81)
                                                               -----------     -----------
          Operating income..................................         6,844           8,060
Other (Income) expenses:
  Interest expense, net.....................................         2,100           2,633
  Minority interests........................................            43             (94)
  Merger costs..............................................            --           2,000
                                                               -----------     -----------
          Income before income taxes........................         4,701           3,521
Income tax provision........................................         2,820           2,914
                                                               -----------     -----------
  Net income................................................   $     1,881     $       607
                                                               ===========     ===========

Basic earnings per share....................................   $       .07     $       .02
                                                               ===========     ===========
Diluted earnings per share..................................   $       .07     $       .02
                                                               ===========     ===========
Basic weighted average number of common shares
  outstanding...............................................    25,483,402      26,273,413
                                                               ===========     ===========
Diluted weighted average number of common shares
  outstanding...............................................    25,483,402      27,430,141
                                                               ===========     ===========

           See notes to condensed consolidated financial statements.

                   TICKETMASTER GROUP, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                  (UNAUDITED)

                                     (NUMBER OF SHARES)                                      CUMULATIVE
                               -------------------------------                  ADDITIONAL    CURRENCY
                                  COMMON        EXCHANGEABLE     EXCHANGEABLE    PAID-IN     TRANSLATION   ACCUMULATED
                               STOCK, NO PAR   CLASS B, NO PAR     CLASS B       CAPITAL     ADJUSTMENT      DEFICIT
                               -------------   ---------------   ------------   ----------   -----------   -----------
BALANCE AT JANUARY 31,
  1998.......................   26,057,215         99,935           $1,449       $147,430      $(2,050)     $(97,921)
Foreign currency translation
  adjustment.................           --             --               --             --          569            --
Exercise of options..........      232,525             --               --          3,373           --            --
Tax benefit on stock option
  gain.......................           --             --               --          1,146           --            --
Net income...................           --             --               --             --           --           607
                                ----------         ------           ------       --------      -------      --------
BALANCE AT APRIL 30, 1998....   26,289,740         99,935           $1,449       $151,949      $(1,481)     $(97,314)
                                ==========         ======           ======       ========      =======      ========


                                   TOTAL
                               SHAREHOLDERS'
                                  EQUITY
                               -------------
BALANCE AT JANUARY 31,
  1998.......................     $48,908
Foreign currency translation
  adjustment.................         569
Exercise of options..........       3,373
Tax benefit on stock option
  gain.......................       1,146
Net income...................         607
                                  -------
BALANCE AT APRIL 30, 1998....     $54,603
                                  =======

           See notes to condensed consolidated financial statements.

                   TICKETMASTER GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   APRIL 30,
                                                              -------------------
                                                                1997       1998
                                                              --------   --------
Cash flows from operating activities:
  Net income................................................  $  1,881   $    607
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     5,059      6,834
     Loss (income) attributable to minority interests.......        43        (94)
     Equity in income of unconsolidated affiliates..........      (787)       (81)
     Deferred income taxes..................................        40        (50)
     Changes in operating assets and liabilities net of
      effects from purchase of Licensees' interests:
       Accounts receivable, ticket sales....................    (1,769)     4,159
       Accounts receivable, other...........................       152       (335)
       Inventory............................................      (188)     1,296
       Prepaid expenses and other current assets............      (562)    (5,051)
       Other assets.........................................      (430)    (6,966)
       Accounts payable, trade..............................    (1,982)     3,014
       Accounts payable, clients............................    26,863     16,443
       Accrued expenses.....................................     4,268      5,644
       Deferred revenue and other...........................     2,785      4,776
       Deferred rent and other..............................      (167)       452
                                                              --------   --------
          Net cash provided by operating activities.........    35,206     30,648
Cash flows from investing activities:
  Purchase of property, equipment and leasehold
     improvements...........................................    (4,913)    (3,634)
  Payments for investments in affiliates....................      (451)        (7)
  Cash distributions received from affiliates...............       525         --
  Payment for acquisitions of venturers' and licensees'
     interests, net of cash acquired........................      (905)    (1,100)
                                                              --------   --------
          Net cash used in investing activities.............    (5,744)    (4,741)
                                                              --------   --------
Cash flows from financing activities:
  Proceeds from long-term debt..............................    19,024         --
  Reduction of long-term debt...............................    (9,054)      (118)
  Exercise of stock options including tax benefit...........        --      4,519
  Distributions (to) from minority shareholders.............       (50)     1,325
                                                              --------   --------
          Net cash provided by financing activities.........     9,920      5,726
                                                              --------   --------
  Effect of exchange rate on cash and cash equivalents......       (56)       569
                                                              --------   --------
          Net increase in cash and cash equivalents.........    39,326     32,202
Cash and cash equivalents, beginning of period..............    60,880     76,323
                                                              --------   --------
Cash and cash equivalents, end of period....................  $100,206   $108,525
                                                              ========   ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest...............................................  $  2,352   $  2,345
                                                              ========   ========
     Income taxes...........................................  $    197   $    833
                                                              ========   ========

           See notes to condensed consolidated financial statements.

                   TICKETMASTER GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of Ticketmaster Group, Inc. and subsidiaries (the "Company") for the three months ended April 30, 1997 and 1998, and have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet presented herein for January 31, 1998 was derived from the Company's audited consolidated financial statements for the fiscal year then ended. The condensed consolidated financial statements presented herein for the three months ended April 30, 1997 and 1998 include all material adjustments (consisting of normal and recurring matters, except for the one-time merger costs of $2.0 million related to the USA Networks, Inc. transaction recorded during the three months ended April 30,
1998) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the results that may be expected for the full year.

     On February 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which established reporting requirements of comprehensive income and its components. Comprehensive income for the periods ended April 30, 1997 and 1998 was approximately $1,825,000 and $1,176,000, respectively. The difference between comprehensive income and net income is solely attributable to foreign currency translation adjustment.

     Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but that they should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (File No. 0-21631, to which reference is hereby made).

(2) RECLASSIFICATIONS

     Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the April 30, 1998 presentation.

(3) ACQUISITIONS

     All acquisitions have been accounted for under the purchase method. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

     Pursuant to an Agreement of Purchase and Sale of Stock, dated as of May 13, 1997 (with effect from March 1, 1997), the Company acquired all of the issued and outstanding shares of capital stock of its Canadian licensees for a purchase price of Canadian $44,650,000 (approximately US $32,350,000), consisting of approximately Canadian $22,325,000 in cash and 1,115,531 non-voting, non-participating Class B Shares of the Company's new Canadian subsidiary (Exchangeable Common Stock). The Class B Shares have certain protective rights but have no rights with respect to profits or losses of the Canadian subsidiary. Further, these shares have no redemption features other than for Ticketmaster Group, Inc. common stock. Holders of the Class B Shares have the right at any time, to exchange such Class B Shares for shares of the Company's Common Stock on a one-for-one basis, subject to adjustment. In addition, the Company has the right to require such exchange to occur at any time on or after January 1, 2001, or earlier if certain specified events occur. This acquisition has been recorded as a purchase transaction; accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. Approximately $6.4 million

                   TICKETMASTER GROUP, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

was allocated to purchased user agreements; the excess of the estimated fair value of net assets acquired amounted to approximately $19.7 million, which has been accounted for as goodwill and is being amortized over 30 years using the straight line method. The accompanying condensed consolidated statements of operations include the results of operations since the effective date of the acquisition. Upon the occurrence or satisfaction, as applicable, of certain specified events and conditions relating to operations in Canada, the purchase price will be increased by approximately 12.3%, payable on May 1, 1998, 50% in cash and 50% in additional Class B Shares of the Canadian subsidiary. If increased, the purchase price will be allocated between purchased user agreements and goodwill.

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

     On August 31 and December 17, 1997, the Company acquired the 33% interest held by each of its joint venture partners in Ticketmaster-Southeast for $19.0 million in cash, resulting in a 100% ownership interest in this joint venture. This acquisition has been recorded as a purchase transaction; accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. Approximately $4.5 million was allocated to purchased user agreements; the excess of the estimated fair value of net assets acquired amounted to approximately $12.3 million, which has been accounted for as goodwill and is being amortized over 30 years using the straight line method. The accompanying condensed consolidated statements of operations include the results of operations since the effective dates of the acquisition.

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

     On January 2, 1998, the Company acquired 100% of the capital stock of Distributed System Architects Inc., ("DSA") which provides software and service products for automated ticketing systems, for a purchase

                   TICKETMASTER GROUP, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

price of $8.0 million. This acquisition has been recorded as a purchase transaction; accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. The excess of the estimated fair value of net assets acquired amounted to approximately $7.9 million, which has been accounted for as goodwill and is being amortized over 15 years using the straight line method.

     On March 13, 1998, the Company and the majority owner of its Mexican licensee, Corporacion Interamericana de Entretenimiento, S.A. de C.V. ("CIE"), entered into a series of agreements designed to jointly market and operate the Company's trademark in Mexico and Central and South America. Pursuant to the terms of these agreements, the Company received an additional equity interest it its Mexican licensee of 22.99% (resulting in an aggregate ownership interest of 49.99%) and agreed that the Company will have a 50.01% interest in and serve as the manager of each operating entity organized in Central and South America.

(4) SUBSEQUENT EVENTS

     On May 1, 1998, the Company acquired 66% of the capital stock of MC France for a purchase price of $10.1 million French Francs (approximately US $1.7 million).

     Also, on May 1, 1998, based upon the occurrence of certain specified events, the Canadian purchase price was increased by approximately 12.3% resulting in the issuance of an additional 137,411 Class B Shares of the Canadian subsidiary, and a concurrent exchange of such Class B Shares for shares of the Company's Common Stock on a one-for-one basis, and approximately $2.1 million in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

     The Company has made forward-looking statements in this document that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations, and include statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates" or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The following important factors, in addition to those discussed elsewhere in this document and in the documents which are incorporated by reference, and in other public filings, press releases and discussions with Company's management, could affect the future results and could cause these results to differ materially from those expressed in the Company's forward-looking statements: material adverse changes in economic conditions generally or in the markets served by the Company; material changes in inflation; future regulatory and legislative actions affecting the Company's industry; competition from others; product demand and market acceptance; the ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; the ability to expand into and successfully operate in foreign markets; and obtaining and retaining skilled workers.

GENERAL

     The Company's Managed Businesses are comprised of the Consolidated Businesses (i.e. its wholly and majority owned subsidiaries) together with the Unconsolidated Businesses (i.e. those subsidiaries in which the Company maintains a minority interest). The Company seeks to optimize the performance of each of the Managed Businesses regardless of its percentage ownership. The Company provides the same scope of ticket inventory control and management, distribution and dedicated marketing and support services to its Unconsolidated Businesses as it does to its Consolidated Businesses. Consequently, certain aspects of the performance of the Managed Businesses are better understood by measuring their performance as a whole without regard to the Company's ownership interest. Where relevant, certain aspects of the performance of the Managed Businesses are also discussed with regard to the Consolidated Businesses and Unconsolidated Businesses separately.

     During fiscal 1998, the Company made several acquisitions of third party interests in certain of the Company's joint ventures and licensees. Comparisons of results of operations have been significantly affected by these acquisitions.

     All discussion included herein calculates the percentage changes using actual dollar amounts, versus rounded dollar amounts.

RESULTS OF OPERATIONS

     FOR THE QUARTER ENDED APRIL 30, 1998 COMPARED WITH THE QUARTER ENDED APRIL 30, 1997

     The following table sets forth unaudited operating results for the Consolidated Businesses and the Unconsolidated Businesses, collectively, the Managed Businesses. The amounts shown for the Unconsolidated Businesses represent the full balance for each line item and do not give effect to the joint venture ownership interests held by entities other than the Company.

                                      THREE MONTHS ENDED APRIL 30, 1997             THREE MONTHS ENDED APRIL 30, 1998
                                 -------------------------------------------   -------------------------------------------
                                                                    TOTAL                                         TOTAL
                                 CONSOLIDATED    UNCONSOLIDATED    MANAGED     CONSOLIDATED    UNCONSOLIDATED    MANAGED
                                 BUSINESSES(1)   BUSINESSES(2)    BUSINESSES   BUSINESSES(1)   BUSINESSES(2)    BUSINESSES
                                 -------------   --------------   ----------   -------------   --------------   ----------
                                                                      (IN THOUSANDS)
Revenues:
  Ticketing operations.........    $ 67,392         $ 8,984        $ 76,376      $ 88,252         $ 5,493        $ 93,745
  Concession control systems...       6,250              --           6,250         6,483              --           6,483
  Publications.................       2,967              --           2,967         3,324              22           3,346
  Merchandising................         394              --             394           520              --             520
                                   --------         -------        --------      --------         -------        --------
         Total revenues........      77,003           8,984          85,987        98,579           5,515         104,094
Operating costs:
  Ticketing operations.........      39,105           4,848          43,953        52,128           2,921          55,049
  Ticketing selling, general
    and administrative.........      10,600           1,728          12,328        14,912           2,227          17,139
  Concession control systems
    operations.................       3,701              --           3,701         3,912              --           3,912
  Concession control systems
    selling, general and
    administrative.............       2,287              --           2,287         2,658              --           2,658
  Publications.................       4,723              --           4,723         4,265              --           4,265
  Merchandising................         350              --             350           466              --             466
  Corporate general and
    administrative.............       5,121              --           5,121         5,425              --           5,425
  Depreciation.................       2,233             253           2,486         2,898             331           3,229
  Amortization of goodwill.....       1,028              --           1,028         1,414              --           1,414
  Amortization of other........       1,798             457           2,255         2,522             185           2,707
                                   --------         -------        --------      --------         -------        --------
         Total operating
           costs...............      70,946           7,286          78,232        90,600           5,664          96,264
                                   --------         -------        --------      --------         -------        --------
                                      6,057         $ 1,698        $  7,755         7,979         $  (149)       $  7,830
                                                    =======        ========                       =======        ========
Equity in net income of
  unconsolidated affiliates....        (787)                                          (81)
                                   --------                                      --------
Operating income...............       6,844                                         8,060
Interest expense and other.....       2,143                                         2,539
Merger costs...................          --                                         2,000
Income tax provision...........       2,820                                         2,914
                                   --------                                      --------
         Net income............    $  1,881                                      $    607
                                   ========                                      ========
Supplemental information:
  EBITDA(3)....................    $ 11,116         $ 2,408        $ 13,524      $ 14,813         $   367        $ 15,180
                                   ========         =======        ========      ========         =======        ========
  Attributable EBITDA(4).......                                    $ 12,201                                      $ 15,010
                                                                   ========                                      ========
  Net cash provided by (used
    in) operating activities...    $ 35,206         $ 4,976        $ 40,182      $ 30,648         $(4,901)       $ 25,747
                                   ========         =======        ========      ========         =======        ========
  Net cash used in investing
    activities.................    $ (5,744)        $  (876)       $ (6,620)     $ (4,278)        $  (868)       $ (5,146)
                                   ========         =======        ========      ========         =======        ========
  Net cash provided by (used
    in) financing activities...    $  9,920         $(1,578)       $  8,342      $  5,726         $    23        $  5,749
                                   ========         =======        ========      ========         =======        ========
  Number of tickets sold.......      14,808           2,756          17,564        18,403           1,263          19,666
  Gross dollar value of tickets
    sold.......................    $464,869         $74,116        $538,985      $623,850         $32,796        $656,646

(1) Defined as results of operations from businesses included in the Company's Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q, which include the accounts of the Company, its wholly owned subsidiaries and majority (greater than 50%) owned companies and joint ventures. Investments in companies and joint ventures, in which ownership ranges from 33 1/3% -- 50% and in which the Company exercises significant influence over operating and financial policies, are accounted for using the equity method.

(2) Defined as the combined results of operations from unconsolidated businesses. Ticketmaster's ownership interest in these businesses range from 33 1/3% -- 50% and are in companies and joint ventures in which Ticketmaster exercises significant influence over operating and financial policies, and are accounted for under the equity method included in the Consolidated Businesses.

(3) Defined as revenue less operating costs before interest, taxes, depreciation and amortization, excluding (for the three months ended April 30, 1998) one-time merger costs of $2.0 million related to the USA Networks, Inc. transaction. Managed Business EBITDA does not represent cash flows from operations, as defined by generally accepted accounting principles, and should not be considered to be an alternative to net income as an indicator of operating performance or to cash flows from operations as a measure of liquidity. Management believes that an EBITDA presentation is an important factor in evaluating the amount of cash available for repayment of debt, future investments, dividends and in determining cash available for future distributions.

(4) Defined as Ticketmaster's pro rata share in the results of its Consolidated and Unconsolidated Businesses' revenue less operating costs before interest, taxes, depreciation and amortization, excluding (for the three months ended April 30, 1998) one-time merger costs of $2.0 million related to the USA Networks, Inc. transaction. EBITDA does not represent cash flows from operations, as defined by generally accepted accounting principles, and should not be considered to be an alternative to net income as an indicator of operating performance or to cash flows from operations as a measure of liquidity. Management believes that an EBITDA presentation is an important factor in evaluating the amount of cash available for repayment of debt, future investments, dividends and in determining cash available for future distributions.

     CONSOLIDATED BUSINESSES

     Revenues from ticketing operations increased by $20.9 million, or 31%, to $88.3 million versus $67.4 million for the same quarter of the prior year. This increase is attributed to an increase of 24% in the number of tickets sold (from
14.8 million to 18.4 million tickets) and an increase of 7% in the average per ticket revenue (from $4.31 to $4.60). The increase in the number of tickets sold and ticketing operations revenue is attributed an overall increase in events made available for sale to the public and to the acquisition of the Company's Canadian licensee effective March 1997 and acquisitions of joint venture partners' interests in (and subsequent consolidation of) Ticketmaster-Northwest in June 1997, Ticketmaster-Southeast in August 1997 and results of the Ticketmaster-Argentina startup in November 1997 and the acquisition of Synchro Systems in October 1997.

     Ticketing operations costs increased by $13.0 million, or 33%, to $52.1 million versus $39.1 million for the same quarter of the prior year. This increase is attributed to the increase in ticketing operations revenue, as these costs are primarily variable in nature. Ticketing operations costs remained relatively consistent as a percentage of ticket operations revenues, 59% current period versus 58% prior period.

     Ticketing selling, general and administrative costs increased by $4.3 million, or 41%, to $14.9 million versus $10.6 million for the same quarter of the prior year. The increase was largely attributed to the increase in markets serviced by Consolidated Businesses resulting from the acquisitions of the Company's Canadian licensee and acquisitions of joint venture partners' interests in (and subsequent consolidation of) Ticketmaster-Northwest and Ticketmaster-Southeast and the startup of Ticketmaster-Argentina and the acquisitions of Synchro Systems and Distributed System Architects ("DSA").

     Corporate general and administrative costs increased by $0.3 million, or 6%, to $5.4 million versus $5.1 million for the same quarter of the prior year. Much of the increase resulted from increased expense associated with growth in administrative functions necessary to support the development of the Company's principal business. Corporate general and administrative costs decreased slightly as a percentage of total revenues, 6% current period versus 7% prior period. Depreciation increased by $0.7 million, or 30%, to $2.9 million versus $2.2 million for the same quarter of the prior year. This increase is primarily attributed to acquisitions (and subsequent consolidation) of interests previously owned by third parties in Ticketmaster's operations in Northwest and the Southeast and in Synchro Systems along with the acquisition of the Company's licencee in Canada.

     Amortization of goodwill increased by $0.4 million, or 38%, to $1.4 million versus $1.0 million for the same quarter of the prior year. The increase is primarily attributed to acquisitions (and subsequent consolidation) of interests previously owned by third parties in Ticketmaster's operations in Canada, Northwest and Southeast and in DSA. Other amortization increased by $0.7 million, or 40%, to $2.5 million versus $1.8 million for the same quarter of the prior year. This increase is primarily attributed to the acquisitions (and subsequent consolidation) of interests previously owned by third parties in Ticketmaster's operations in Northwest and Southeast along with the acquisition of the Company's licencee in Canada.

     Consolidated interest and other expense increased by $0.4 million, or 18%, to $2.5 million from $2.1 million for the quarter of the prior year, resulting primarily from increased borrowing levels.

     In the first quarter of fiscal 1999 the Company incurred $2.0 million of costs related to the USA Network, Inc. transaction.

     Income tax expense, measured as a percentage of pre-tax income, increased from 60% in the first quarter of fiscal 1998 to 83% in the first quarter of fiscal 1999. The high effective tax rate is primarily attributed to non-deductible merger costs and non-deductible amortization resulting from acquisitions and effective international tax rates, which are higher than those in the U.S.

     As a result of the foregoing, the Company's net income decreased by $1.3 million, or 68%, to $.6 million in the first quarter of fiscal 1999 from $1.9 million in the first quarter of fiscal 1998.

     UNCONSOLIDATED BUSINESSES

     Revenues from ticket operations decreased by $3.5 million, or 39%, to $5.5 million versus $9.0 million for the same quarter of the prior year. This decrease is primarily attributed to the acquisition by the Company of its partners' joint venture interests (and thus inclusion of operating results in Consolidated Businesses rather than Unconsolidated Businesses) of Ticketmaster-Northwest in June 1997 and Ticketmaster-Southeast in August 1997.

     Ticketing operations costs decreased by $1.9 million, or 40%, to $2.9 million versus $4.8 million for the same quarter of the prior year, which is consistent with the decrease in ticketing operations revenue caused by the acquisition of certain ticketing businesses discussed above. As a percentage of ticketing operations revenues, these expenses decreased from 54% to 53%.

     Ticketing selling, general and administrative costs increased by $0.5 million, or 29%, to $2.2 million versus $1.7 million for the same quarter of the prior year. Much of this increase resulted from increased expenses associated with administrative functions necessary to support the formation of new domestic and international joint venture business opportunities.

     MANAGED BUSINESSES

     Aggregate revenues for the Managed Businesses increased by $18.1 million, or 21%, to $104.1 million versus $86.0 million for the same quarter of the prior year. This increase is primarily attributed to an increase of $17.4 million, or 23%, to $93.7 million in ticketing operation revenue.

     EBITDA for the Managed Businesses increased by $1.7 million, or 12%, to $15.2 million (excluding the one time merger costs of $2.0 million related to the USA Network, Inc. transaction) versus $13.5 million for the same quarter of the prior year, principally as a result of an increase of $1.5 million in ticketing operations revenue net of ticketing operations and selling, general and administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash flows from operations and available credit under its revolving bank credit facilities. Management believes that these sources adequately provide for its working capital, capital expenditures and debt service needs.

     Net cash provided by operating activities decreased to $30.6 million in the quarter ended April 30, 1998 compared with $35.2 million in the quarter ended April 30, 1997. This decrease is primarily attributed to recoupable revenue sharing advances paid during the quarter ended April 30, 1998 to clients in connection with multiple year contract renewals.

     As of April 30, 1998, the Company had cash and cash equivalents of $37.7 million for its own account, separate from funds held in accounts on behalf of venues and promoters, and working capital of $10.6 million.

     Net cash used in investing activities was $4.7 million in the quarter ended April 30, 1998 and is primarily attributed to capital expenditures required in opening new markets in Northern California and South America.

     Excluding the acquisitions and formations of new venture investment activity, the Company expects its capital expenditures to approximate $10.0 million for fiscal 1999. These expenditures are designed to take advantage of technological developments which enhance productivity and contain costs, expansion of existing capacity and additional growth opportunities which management determines are necessary in order to maintain the Company's competitive position or otherwise achieve its business strategies. The Company plans on investing some of these funds to develop new markets in the U.S., Australia and South America, and in developing new business opportunities, specifically in becoming a provider of outsourced telephone-based call center services.

     Net cash provided by financing activities was $5.7 million in the quarter ended April 30, 1998 and is primarily attributed to the exercise of stock options.

     Amounts available under the Credit Agreement are limited to the lower of the commitment amount or a borrowing base calculated as a multiple of cash flows as defined in the Credit Agreement. As of April 30, 1998, the Company had $142 million in outstanding bank borrowings under its $165 million revolving bank credit line. Amounts available under the credit line decrease to $150 million as of December 31, 1998. As of April 30, 1998, the borrowing base calculation did not restrict the Company's availability under the Credit Agreement. The Company's Credit Agreement contains other covenants and restrictions, as to which the Company was in compliance at April 30, 1998.

     Also as of April 30, 1998, Pacer/CATS/CCS had indebtedness of $7.5 million outstanding under a bank term loan. Beginning July 31, 1998 principal payments are due in monthly installments of $108,166 with the outstanding principal balance and accrued interest due on June 30, 1999. The loan agreement is secured by all of Pacer/CATS/CCS's assets and contains certain restrictions and covenants, with which Pacer/CATS/CCS is in full compliance.

     The Company has negotiated modifications to the employment agreement of its current Chief Executive Officer. These modifications become effective primarily upon the successful completion of the USA Networks, Inc. transaction. The impact of these modifications will be recorded during the second quarter of fiscal 1999.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The following summarizes certain recent events that have taken place with respect to the matters described under "Legal Proceedings" in the Company's Annual Report filed on Form 10-K for the year ended January 31, 1998 (to which reference is hereby made): (i) with regard to the Company's action against Microsoft, no substantive activities have taken place since those reported in the Company's Form 10-K; (ii) with regard to the action filed against the Company by Ticketmaster Group Limited Partnership, the Company's licensee in Maryland, Washington, D.C. and parts of Virginia, no substantive activities have taken place since those reported in the Company's Form 10-K; (iii) with regard to the award of the American Arbitration Association issued in favor of MovieFone, Inc., Promofone, Inc. and the Teleticketing Co. LP and the related August 4, 1997 letter from the Wembley Entities to the Ticketmaster Entities, on June 3, 1998 Pacer/CATS/CCS was served with a petition and Order to Show Cause, filed in the Supreme Court of the State of New York, County of New York, with respect to the award of the Arbitrators, and pursuant to which a response is due from Pacer/CATS/CCS on June 24, 1998; and (iv) with regard to the six purported class action lawsuits (one of which has since been dismissed) against the Company and certain of its current and former directors, challenging the offer by USA Networks, Inc. to acquire the remaining shares in the Company which it does not already own, on June 4, 1998, a consolidated Amended Class Action Complaint was filed in the Circuit Court of Cook County, Illinois, Chancery Division.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)Exhibits:
       11.1 Computation of Earnings Per Share

     (b) Reports on Form 8-K
        None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TICKETMASTER GROUP, INC.

     Date: June 12, 1998                  By:    /s/ PETER B. KNEPPER

                                          --------------------------------------
                                                     Peter B. Knepper
                                                Senior Vice President and
                                                 Chief Financial Officer
                                           (Principal Financial and Accounting
                                                         Officer)

                                          By:    /s/ NED S. GOLDSTEIN

                                          --------------------------------------
                                                     Ned S. Goldstein
                                           Senior Vice President, Secretary and
                                                     General Counsel
                                                (Duly Authorized Officer)